Form 10-Q
period 1996-11-30
US AMATEUR SPORTS INC
filed 1997-01-22
CIK 1000459

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington,  DC  20549

                             Form  10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED   November 30,1996  OR
               ----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number   33-96638-A
                         ----------

                        U S Amateur Sports, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                        65-0538051
  ------------------------------                        ----------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


          3970 RCA Blvd., Suite 7010
    Palm Beach Gardens, Florida                             33410
    --------------------------------------                --------
   (Address of principal executive offices)              (Zip Code)

                               (561) 622-4395
            --------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of registrant's classes of common equity, as of November 30,1996

             Common Stock, Par Value $.0001,  6,000,000 Shares

U S Amateur Sports, Inc.                                           Form lO-QSB
                                                             November 30, 1996


                                     INDEX



PART I     FINANCIAL INFORMATION                                     PAGE NO.
           ---------------------                                     --------

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets:
                   November 30, 1996 and
                   May 31, 1996                                         F2

           Statements of Operations:
                   For the Six Month Periods Ended November
                   30, 1996 and 1995                                    F3

           Statements of Operations:
                   For the Three Month Periods Ended November
                   30, 1996 and 1995  and the period from
                   June 14, 1995 (Date of Inception)
                   to November 30, 1996                                 F4

           Statements of Cash Flow's:
                   For the Six Month Periods Ended November
                   30, 1996 and 1995 and the period from
                   June 14, 1995 (Date of Inception)
                   to November 30, 1996                                 F5

           Statement of  Stockholders' Equity                           F6

           Notes to Financial Statements                                F7

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION                                             3



PART II    OTHER INFORMATION
           -----------------

           ITEMS 1-6                                                     4

                            U S AMATEUR SPORTS, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS
                        November 30, 1996 and May 31, 1996

                                            November 30, 1996    May 31, 1996
                                            -----------------    ------------
ASSETS                                        (Unaudited)          (Audited)

Cash                                           $      930        $     4,587
  Accounts and advances receivable                 16,967             10,545

Inventories                                        77,808             84,968
  Prepaid expense                                   9,821             13,821
  Property and equipment                           60,774             67,342
  Rights to technology and associated
    trademarks                                     39,546             44,291
  Proprietary manuals                                  --                 --
  Deferred charges                                  6,719              8,020
                                                _________          _________
    TOTAL ASSETS                                $ 212,565          $ 233,574
                                                =========          =========
LIABILITIES

  Accounts payable                             $   16,211         $   30,294
  Note payable                                     61,295             61,295
  Loans from stockholders                         130,750            122,500
  Accrued interest                                 14,967              6,033
                                                  _______            _______
    TOTAL LIABILITIES                             223,223            220,122
                                                ---------          ---------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value,
      50,000,000 shares authorized,
      6,000,000 shares issued and outstanding         600                600
  Additional paid-in capital                      211,740            175,704
  Deficit accumulated during the
      development stage                          (222,998)          (162,852)
                                                  _______            _______
    TOTAL STOCKHOLDERS' EQUITY                    (10,658)            13,452
                                                  --------           -------
    TOTAL LIABILITIES
                                                 _________         _________
    & STOCKHOLDERS' EQUITY                       $ 212,565         $ 233,574
                                                 =========         =========

                      See notes to financial statements.

                         U S  AMATEUR  SPORTS,  IN C.
                       (A  Development  Stage  Company )
                         STATEMENTS  OF  OPERATIONS
         Six-Month Periods Ended November 30, 1996 and 1995 and the Period from June 14, 1994 (Date of Inception) to November 30, 1996
                                 (Unaudited)

                       Six Months         Six Months         June 14, 1994
                         Ended               Ended            (Inception) to
                     November 30, 1996   November 30, 1995   November 30, 1996
                     -----------------   -----------------   -----------------
SALES                  $   30,022          $     --               $   33,470

 Cost of goods sold        14,896                --                   17,215
                           ______          ________                   ______
GROSS  PROFIT              15,126                --                   16,255

EXPENSES

  Freight                   1,286                --                    1,286
  Research and
   development                 --               267                   17,841
  Professional fees        22,822             1,250                   39,510
  Advertising and
   promotion                2,146               175                    6,871
  Travel                    8,946                --                   23,018
  Rent                      4,692             2,160                   17,470
  Office, Telephone
   and Other Operating
    Expenses               12,547               941                   39,720
  Interest                  8,934                --                   14,967
     Depreciation           7,853              2,756                  21,043
     Amortization           6,046             44,633                  57,527
                           ______             ______                 _______
TOTAL  EXPENSES            75,272             52,182                 239,253

                          ________          _________              __ _______
NET  LOSS               $( 60,146)         $( 52,182)              $(222,998)
                          ========           ========               =========




                       See notes to financial statements.

                         U S  AMATEUR  SPORTS,  INC.
                       (A  Development  Stage  Company)
                         STATEMENTS  OF  OPERATIONS
        Three-Month  Periods  Ended  November  30,  1996  and  1995
                                (Unaudited)

                                           Three Months      Three Months
                                               Ended             Ended
                                         November 30, 1996  November 30, 1995
                                         -----------------  -----------------
SALES                                        $   15,939          $       --
     Cost of goods sold                           8,563                  --
                                                 ______               ______
GROSS  PROFIT                                     7,376                   --

EXPENSES

     Freight                                        991                   --
     Professional fees                            9,024                   --
     Advertising and promotion                      320                  175
     Travel                                       6,527                   --
     Rent                                         2,572                1,080
     Office, Telephone
        and Other Operating Expenses              6,871                  810
     Interest                                     4,547                   --
     Depreciation                                 3,942                1,378
     Amortization                                 3,023                  650
                                                 ______               ______
          TOTAL  EXPENSES                        37,817                4,093

                                                 ______               ______
NET  LOSS                                      $(30,441)             $(4,093)
                                                 ======               ======




                     See notes to financial statements.

                         U S  AMATEUR  SPORTS,  INC.
                      (A  Development  Stage  Company)
                         STATEMENTS  OF  CASH  FLOWS
            Six-Month  Periods  Ended  November  30,  1996  and  1995
  and the Period from June 14, 1994 (Date of Inception) to November 30, 1996
                                  (Unaudited)

                               Six Months      Six Months        June 14, 1994
                                 Ended           Ended          (Inception) to
                             Nov. 30, 1996     Nov. 30, 1995     Nov. 30, 1996
                             -------------     -------------     -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
 Net loss                    $  (60,146)        $  (52,182)       $ (222,998)
 Reconciling adjustments:
   Amortization                   6,046             44,633            57,527
   Depreciation                   7,853              2,756            21,044
   (Increase) in receivables     (6,422)                --           (16,967)
   Decrease in inventories        7,160                 --                --
   Decrease(increase) in
     prepaid expense              4,000             (5,821)           (9,821)
   Increase(decrease) in
     accounts payable           (14,082)             7,461            16,211
   Increase in accrued
     interest                     8,934                 --            14,967
       NET CASH USED BY          ______             ______            ______
       OPERATING ACTIVITIES     (46,657)            (3,153)         (140,037)
CASH FLOWS FROM
   INVESTING ACTIVITIES
 Purchase of inventories             --                 --           (77,808)
 Acquisition of property and
   equipment                     (1,286)                --           (81,818)
 Purchase of technology and
   trademarks                        --                 --           (47,455)
 Development of proprietary
   manuals                           --                 --           (43,333)
 Organization costs paid             --                 --           (13,004)
      NET CASH USED BY           ______             ______            ______
      INVESTING ACTIVITIES       (1,286)                --          (263,418)
CASH FLOWS FROM
   FINANCING ACTIVITIES
 Capital contributions           36,036              7,600           212,340
 Note payable                        --                 --            61,295
 Loans from stockholders          8,250              3,250           130,750
      NET CASH PROVIDED BY       ______             ______            ______
      FINANCING ACTIVITIES       44,286             10,850           404,385
                                 ______             ______            ______
NET INCREASE
   (DECREASE) IN CASH            (3,657)             7,697               930

CASH AT BEGINNING OF PERIOD       4,587              1,110                --
                                 ______             ______            ______
CASH AT END OF PERIOD            $  930             $8,807            $  930
                                 ======             ======            ======

                      See notes to financial statements.

                         U S  AMATEUR  SPORTS,  INC.
                      (A  DEVELOPMENT  STAGE  COMPANY)
                    STATEMENT  OF  STOCKHOLDERS'  EQUITY
           For  the  Six-Month  Period  Ended  November  30,  1996
  and the Period from June 14, 1994 (Date of Inception) to November 30, 1996
                               (Unaudited)

                        Common Stock
                        ------------
              Number of Shares          Additional                 Total
                Issued and      Par      Paid-in    Accumulated  Stockholders'
               Outstanding     Value     Capital      Deficit       Equity
               -----------     -----     -------      -------     -----------
Balance at
 inception              --        --          --           --              --

Issuance of
 common
 stock             $   600   $ .0001   $ 168,104    $      --       $ 168,704

Net loss,
 year ended
 May 31, 1995           --        --          --      (105,740)      (105,740)
                   _______    ______    ________      ________       ________
Balance,
 May 31, 1995          600     .0001     168,104      (105,740)        62,964

Capital
 contributions,
 year ended
 May 31, 1996           --        --       7,600            --          7,600

Net loss,
 year ended
 May 31, 1996           --        --          --       (57,112)       (57,112)
                   _______    ______    ________      ________       ________
Balance,
 May 31, 1996          600     .0001     175,704      (162,852)        13,452

Capital
 contributions,
 six months
 ended
 November 30,
 1996                   --        --      36,036             --        36,036

Net loss,
 six months
 ended
 November 30,
 1996                                                   (60,146)      (60,146)
                   _______    ______     ________       ________      ________
Balance,
 November 30,
 1996              $   600   $ .0001    $ 211,740      $(222,998)    $(10,658)
                   =======   =======    =========      ==========    =========

                   See notes to financial statements.

                       U S  AMATEUR  SPORTS,  INC.
                    (A  Development  Stage  Company)
                    NOTES  TO  FINANCIAL  STATEMENTS
                      November 30, 1996 and 1995
                             (Unaudited)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The Accompanying unaudited condensed financial statements have been prepared in accordance with generally accpected accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting priciples for complete financial statements. In the opinion of management, all adjustments (consisting of normal reoccuring accurals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement declared effective by the Securities and Exchange Commission on November 21, 1996.

Depreciation
------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and an accelerated method for tax purposes.

Amortization
------------
Proprietary manuals which are considered pre-opening costs have been amortized over a one year period. Rights to technology and associated trademarks are amortized using the straight-line method over five years. Deferred charges also are amortized using the straight-line method over five years.

Inventories
-----------
Inventories are stated at the lower of cost or market.  See Note C.

Adjustments
-----------
These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. All adjustments are of a normal recurring nature.

NOTE B:  DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on June 14, 1994.

Activities since inception have included research, feasibility studies, development of business plans and operating procedures, acquisition analysis, raising of capital, promotion, identification of key executives and administrative functions.

On January 5, 1996, the Company acquired the assets of Performance Paintball Products, Inc. of Riviera Beach, Florida in exchange for a note in the amount of $101,295. The assets consist of inventory, property and equipment necessary to conduct the business of producing the Viper M1 paintball marker and related accessories. Included in the purchase were exclusive rights to use of the Viper name and related technology.

At November 30, 1996, the Viper marketing program, including use of internet web sites, publication of articles in leading paintball industry magazines, demonstrations at trade shows, distribution of manuals, brochures and other marketing materials to dealers and establishment of a telemarketing department, had created demand for the Viper M1 marker that resulted in a backlog of orders.

Expansion of the Internet web site for the USA SportsNet business unit and testing of the Saf-T-Net software bundle continued.

The initial public offering of the Company's common stock for up to $9,000,000 was made effective by the Securities and Exchange Commission on November 21, 1996. The offering consists of 30,000 units of common stock at $300 per unit, each unit consisting of 50 shares. Sale of the stock by the Company's officers on a best efforts basis was scheduled for an offering period of 180 days, subject to extension for an additional 90 days.

NOTE C:  INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to paintball markers and accessories. Inventories are carried at cost which is considered to be less than market value.

NOTE D:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 1996 and 1995:

                                      November 30, 1996   November 30, 1995
                                      -----------------   -----------------
  Computer hardware                      $  10,542            $  10,542
  Computer software                         10,564                9,964
  Furniture, fixtures and equipment         10,572                9,887
  Tools, dies and fixtures                  50,140                   --
                                            ______               ______
  Total cost                                81,818               30,393

  Less: accumulated depreciation           (21,044)              (7,089)
                                          ________              ________
  Total net property and equipment        $ 60,774              $ 23,304
                                          ========              ========
The useful lives assigned to property and equipment to compute depreciation are:
          Computer hardware                       5 years
          Computer software                       5 years
          Furniture, fixtures and equipment       7 years
          Tools, dies and fixtures                5 years

NOTE E:  PROPRIETARY MANUALS

Proprietary manuals include detailed programs for development and operation of a multi-sport recreational complex and athletic training and fitness curricula. Amounts paid to outside parties totaling $43,333 for work performed on these manuals have been capitalized. However, since they are considered pre-opening costs, they have been amortized over a one-year period resulting in accumulated amortization of $43,333.

NOTE F:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $6,285 and $3,684, at November 30, 1996 and 1995, respectively.

NOTE G:  ACCOUNTS PAYABLE

Accounts payable consist of professional fees and miscellaneous trade payables.

NOTE H:  NOTE PAYABLE

In connection with the asset purchase discussed in NOTE B, the Company recorded a note payable in the initial amount of $101,295. Subsequent payments totaling $40,000 reduced the balance to $61,295 as of November 30, 1996. Interest is accrued on the unpaid balance of the note at the rate of 10%. The balance of principal and interest was initially due on December 31, 1996, but the due date has been extended to June 30, 1997. There are no other payment requirements, and there is no prepayment penalty.

NOTE I:  LOANS FROM STOCKHOLDERS

The Company's stockholders have loaned the Company $130,750 as of November 30, 1996 as bridge financing in anticipation of a public offering of the Company's stock. Of this amount, $38,000 has been loaned in return for an unsecured, non-interest-bearing note with no stated repayment terms, and $92,750 has been loaned under unsecured notes bearing interest at the prime rate plus 4.0% with repayment to be made from proceeds of the public offering.

NOTE J:  RECOVERABILITY OF ASSETS AND GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's continued existence is dependent upon the success of its public offering, its ability to secure other financing, or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due.

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OR  PLAN  OF OPERATION


     US Amateur Sports, Inc. is a development stage sports entertainment, Internet marketing and sales company. Its primary mission is to develop sports-related products and services designed for the training, well-being and entertainment of amateur athletes.

     The Company has established five business units. As of November 30, 1996, two of these business units, USA SportsNet and USA Performance Products, have commenced operations.

     USA Performance Products has experienced a demand for its first sports product, the Viper M1 paintball marker, that the Company cannot meet without an increase in production by the Company's manufacturing subcontractor. This production increase is dependent on the ability of the subcontractor to obtain outside financing or the ability of US Amateur Sports to pay the balance of a note due to the subcontractor in the amount of $61,295. Initial proceeds of the public offering described below are designated for payment of this note. If the public offering is unsuccessful, the Company will be dependent on securing other outside financing in order to satisfy the note obligation.

     USA SportsNet offers sports-related merchandise and services through its web site on the Internet. Although the web site is planned for use as a marketing vehicle for a broad array of company- and client-owned products, its primary use to date is to generate sales of the Viper M1 paintball marker.

     A third business unit, Saf-T-Net, has developed a software package to be marketed to youth sports organizations as a method of raising funds for their activities. As of November 30, 1996, the Company continues to test this product which is designed to allow simplified, protected access to the World Wide Web and enable parents to restrict their children from access to adult content and other undesirable material on the Internet. Whether Saf-T-Net becomes operational depends on the success of the Company's public offering.

     The remaining business units, USA Fitness & Sports Arena and USA Sportsplex, are only proposed. Future development is dependent on the success of the public offering.


Liquidity and Capital Resources
-------------------------------
     At November 30, 1996, current assets had declined to $105,526 from a balance of $113,921 at May 31, 1996, the prior fiscal year end. However, accounts payable decreased from $30,294 to $16,211 during the same period.
The remaining liabilities of the Company consisted of the note discussed above and loans from stockholders, payment of both of which are designated as uses of proceeds in the Company's public offering.

     The Company's initial public offering was made effective by the Securities and Exchange Commission on November 21, 1996. The offering is made for up to $9,000,000 and consists of 30,000 units at a price of $300.00 per unit with no minimum offering requirement. The Company is offering the units through its officers on a "best efforts" basis. If the maximum is not sold within the initial 180 day offering period, the Company reserves the right to continue to offer the remaining securities for a period of up to an additional ninety days.

     The Company may seek additional outside financing if the sale of the stock is not adequate to meet its operational requirements. If only a minimal number of units is sold in the Company's public offering, the Company's continued existence will be dependent on its ability to secure such financing.

Results of Operations
---------------------
     Comparison of the Six Months Ended November 30, 1996 with the Six Months
     ------------------------------------------------------------------------
     Ended November 30, 1995
     -----------------------

     Revenue for the period ended November 30, 1996 was $30,022, while no revenue was recorded during the same period of the prior year. This increase is attributable to commencement of sales of the Viper M1 paintball marker. A net loss of $60,146 was posted during the period ended November 30, 1996 compared to a net loss of $52,182 during the prior year period. This increase resulted from the recording of professional fees that were $21,572 higher than in the prior year period, an increase of $8934 in interest expense and an increase of $11,606 in expenses related to opening of a new office in June, 1996. These increased expenses offset a contribution of $15,126 in gross profit resulting from the commencement of sales activity and a decrease in amortization of $38,587. The latter decrease was created by the prior year recording of the amortization over one year of certain pre-opening costs.

     Comparison of the Three Months Ended November 30, 1996 with the Three
     ---------------------------------------------------------------------
     Months Ended November 30, 1995
     ------------------------------

     Revenue in the three months ended November 30, 1996 was $15,939, while no revenue was recorded during the same period of the prior year. This revenue was derived from sales of the paintball marker. However, the Company's net loss during the current year period was $30,441 compared to $4,093 during the same period of the prior year. Gross profit of $7,376 was offset by increases in professional fees, travel costs related to attendance at paintball trade shows, higher interest expense and costs related to opening of the new office.

OTHER INFORMATION

PART II

ITEM 1.     Legal Proceedings.

The Company knows of no material pending legal proceedings to which the Company is a party or which any of its business units are the subject and no such proceedings are known to the Company.

ITEM 2.     Changes in Securities.

None

ITEM 3.     Defaults Upon Senior Securities.

None

ITEM 4.      Submission of Matters to a Vote of Security Holders.

None

ITEM 5       Other Information.

None

ITEM 6.      Exhibits and Reports on Form 8-K
                (a) Exhibits - none
                (b) Reports on Form 8-K - none

                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

(Regiatrant)                        U S Amateur Sports, Inc.
BY(Signature)                       /s/ Gerald V. Bergman
(Date)                              January 15, 1997
(Name and Title)                    Gerald V. Bergman,
                                    Chief Financial Officer