Form 10-Q
period 1997-02-28
US AMATEUR SPORTS INC
filed 1997-04-29
CIK 1000459

                  SECURITIES  AND  EXCHANGE  COMMISSION

                         Washington,  DC  20549

                              Form  10-QSB

(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 1997 OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _____________ TO ____________


Commission file number   33-96638-A
                         ----------

                   U S  Amateur  Sports,  Inc.
         ____________________________________________________
        (Exact name of registrant as specified in its charter)

          Florida                                  65-0538051
      __________________________________________________________
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

                       3932 RCA Blvd.,  Suite 3902
                   Palm Beach Gardens, Florida   33410
                 _______________________________________
        (Address of principal executive offices)  (Zip code)

                            (561) 622-4395
           __________________________________________________
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x  No __

The number of shares outstanding of registrant's classes of common equity, as of February 28, 1997

     Common Stock,  Par Value $.0001,  6,000,600 Shares

U S Amateur Sports, Inc.                                           Form 10-QSB
                                                             February 28, 1997


                                  INDEX


PART  I       FINANCIAL  INFORMATION                              PAGE  NO.
              ----------------------

 ITEM  1      FINANCIAL  STATEMENTS

              Balance Sheets:
              February 28, 1997 and
              May 31, 1996                                           F2

              Statements of Operations:
              For the Nine Month Periods Ended
              February 28, 1997 and February 29, 1996                F3
              and the Period from June 14, 1995 (Date
              of Inception) to February 28, 1997

              Statements of Operations:
              For the Three Month Periods Ended
              February 28, 1997 and February 29, 1996                F4

              Statements of Cash Flows:
              For the Nine Month Periods Ended
              February 28, 1997 and February 29, 1996
              and the Period from June 14, 1995 (Date
              of Inception) to February 28, 1997                     F5

              Statement of Stockholders' Equity                      F6

              Notes to Financial Statements                          F7

 ITEM  2      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
              OR  PLAN  OF  OPERATION                                 3


PART  II      OTHER  INFORMATION

              ITEMS  1-6                                              4

                         U S AMATEUR SPORTS, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS
                    February 28, 1997 and May 31, 1996

                                         February 28, 1997        May 31, 1996
                                         -----------------        ------------
ASSETS                                      (Unaudited)             (Audited)
  Cash                                    $    1,690             $     4,587
  Accounts and advances receivable            16,206                  10,545
  Inventories                                 78,156                  84,968
  Prepaid expense                              3,000                  13,821
  Property and equipment                      56,834                  67,342
  Rights to technology and associated
   trademarks                                 37,173                  44,291
  Proprietary manuals                             --                      --
  Deferred charges                             6,069                   8,020
                                             _______                 _______
    TOTAL ASSETS                           $ 199,128               $ 233,574
                                             =======                 =======
LIABILITIES

  Accounts payable                        $   33,387              $   30,294
  Notes payable                               59,195                  61,295
  Loans from stockholders                    142,350                 122,500
  Accrued interest                            19,573                   6,033
                                             _______                 _______
    TOTAL LIABILITIES                        254,505                 220,122
                                             -------                 -------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value,
    50,000,000 shares authorized,
    6,000,600 shares issued and
    outstanding                                 600                      600
  Additional paid-in capital                215,340                  175,704
  Deficit accumulated during the
   development stage                       (271,317)                (162,852)
                                           _________                _________
    TOTAL STOCKHOLDERS' EQUITY              (55,377)                  13,452
                                           ---------                --------
    TOTAL LIABILITIES                      _________               _________
    & STOCKHOLDERS' EQUITY                 $ 199,128               $ 233,574
                                           =========               =========

                       See notes to financial statements

                         U S  AMATEUR  SPORTS,  INC.
                     (A  Development  Stage  Company)
                         STATEMENTS  OF  OPERATIONS
Nine-Month Periods Ended February 28, 1997 and February 29, 1996 and the Period from June 14, 1994 (Date of Inception) to February 28, 1997
                               (Unaudited)

                                     Nine Months   Nine Months   June 14, 1994
                                        Ended         Ended     (Inception) to
                                     February 28,  February 29,   February 28,
                                        1997           1996           1997
                                     ------------  ------------   -----------
SALES                                 $   41,400    $     728      $   44,848

     Cost of goods sold                   21,450          447          23,769
                                          ______       ______          ______
GROSS  PROFIT                             19,950          281          21,079

EXPENSES

     Freight                               2,748           --           2,748
     Research and development                 --          267          32,222
     Professional fees                    37,203        4,750          53,891
     Advertising and promotion             2,146          545           6,871
     Travel                               13,637        4,086          27,709
     Rent                                  7,369        3,240          20,147
     Office, Telephone
      and Other Operating Expenses        30,909        2,467          58,082
     Interest                             13,541        2,087          19,574
     Depreciation                         11,793        4,971          24,983
     Amortization                          9,069        2,741          60,550
                                         _______       ______         _______
     TOTAL  EXPENSES                     128,415       25,154         292,396

                                       __________   __________      __________
NET  LOSS                              $(108,465)   $( 24,873)      $(271,317)
                                       ==========   ==========      ==========




                     See notes to financial statements.

                        U S  AMATEUR  SPORTS,  INC.
                     (A  Development  Stage  Company)
                        STATEMENTS  OF  OPERATIONS
Three-Month  Periods  Ended  February  28,  1997  and  February  29,  1996
                              (Unaudited)

                                                 Three Months    Three Months
                                                     Ended           Ended
                                                 February 28,     February 29,
                                                     1997             1996
                                                 ------------     ------------
SALES                                             $   11,378       $      728
     Cost of goods sold                                6,554              447
                                                      ______           ______
GROSS  PROFIT                                          4,824              281

EXPENSES

     Freight                                           1,462              --
     Professional fees                                14,381          (1,500)
     Advertising and promotion                            --             370
     Travel                                            4,691           4,086
     Rent                                              2,677             720
     Office, Telephone
      and Other Operating Expenses                    18,362           1,733
     Interest                                          4,607           2,087
     Depreciation                                      3,940           3,134
     Amortization                                      3,023           1,441
                                                      ______          ______
     TOTAL  EXPENSES                                  53,143          12,071
                                                   __________      __________
NET  LOSS                                          $( 48,319)      $( 11,790)
                                                   ==========      ==========




                   See notes to financial statements.

                      U S  AMATEUR  SPORTS,  INC.
                   (A  Development  Stage  Company)
                     STATEMENTS  OF  CASH  FLOWS
Nine-Month Periods Ended February 28, 1997 and February 29, 1996 and the Period from June 14, 1994 (Date of Inception) to February 28, 1997
                              (Unaudited)

                                    Nine Months   Nine Months   June 14, 1994
                                       Ended        Ended      (Inception) to
                                    February 28,  February 29,  February 28,
                                       1997          1996            1997
                                    ------------  ------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                             $  (108,465)  $  (24,873)   $  (271,317)
Reconciling adjustments:
  Amortization                             9,069        2,741         60,550
  Depreciation                            11,793        4,971         24,983
  (Increase) in receivables               (5,660)      (4,607)       (16,205)
  Decrease in inventories                  6,812           --             --
  Decrease(increase) in prepaid
    expense                               10,821      (13,154)        (3,000)
  Increase(decrease) in accounts
    payable                                3,093       10,025         33,387
  Increase in accrued interest            13,540        2,087         19,573
    NET CASH USED BY                     ________     ________      _________
    OPERATING ACTIVITIES                 (58,997)     (22,810)      (152,029)
CASH FLOWS FROM
 INVESTING ACTIVITIES
Purchase of inventories                       --      (11,639)       (78,156)
Acquisition of property and
  equipment                              ( 1,286)     (50,140)       (81,818)
Purchase of technology and
  trademarks                                  --      (47,455)       (47,455)
Development of proprietary manuals            --                     (43,333)
Organization costs paid                       --           --        (13,004)
    NET CASH USED BY                     ________    _________      _________
    INVESTING ACTIVITIES                 ( 1,286)    (109,234)      (263,766)
CASH FLOWS FROM
  FINANCING ACTIVITIES
Capital contributions                     39,636        7,600        215,940
Note payable                             ( 2,100)      61,295         59,195
Loans from stockholders                   19,850       63,500        142,350
   NET CASH PROVIDED BY                   ______      _______        _______
    FINANCING ACTIVITIES                  57,386      132,395        417,485
                                          ______      _______        _______
NET INCREASE
 (DECREASE) IN CASH                       (2,897)         351          1,690

CASH AT BEGINNING OF PERIOD                4,587        1,110             --
                                      __________   __________     __________
CASH AT END OF PERIOD                 $    1,690   $    1,461     $    1,690
                                      ==========   ==========     ==========

                     See notes to financial statements.

                       U S  AMATEUR  SPORTS,  INC.
                    (A  DEVELOPMENT  STAGE  COMPANY)
                  STATEMENT  OF  STOCKHOLDERS'  EQUITY
       For  the  Nine-Month  Period  Ended  February  28,  1997
     and  the  Period  from  June  14,  1994  (Date  of  Inception)
                         to  February  28,  1997
                               (Unaudited)

                      Common Stock
                      ------------
              Number of Shares          Additional                  Total
                Issued and      Par      Paid-in    Accumulated  Stockholders'
               Outstanding     Value     Capital      Deficit       Equity
             ---------------   -----     -------     ---------    ----------
Balance
at inception          --         --           --            --            --

Issuance of
common stock   $     600    $ .0001    $ 168,104    $       --     $ 168,704

Net loss,
year ended
May 31, 1995          --         --           --      (105,740)     (105,740)
                 _______     ______     ________       ________      ________
Balance,
May 31, 1995         600      .0001      168,104      (105,740)       62,964

Capital
contri-
butions,
year ended
May 31, 1996          --         --        7,600            --         7,600

Net loss,
year ended
May 31, 1996          --         --           --       (57,112)      (57,112)
                 _______     ______     ________       ________      ________
Balance,
May 31, 1996         600      .0001      175,704      (162,852)       13,452

Capital
contri-
butions,
nine months
ended
February
28, 1997              --         --       39,636            --        39,636

Net loss,
nine months
ended
February
28, 1997                                              (108,465)     (108,465)
                 _______      ______    ________       ________      ________
Balance,
February
28, 1997     $      600      $ .0001   $ 215,340      $(271,317)    $(55,377)
             ==========      =======   =========      ==========    =========

                        See notes to financial statements.

                           U S  AMATEUR  SPORTS,  INC.
                        (A  Development  Stage  Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                    February 28, 1997 and February 29, 1996
                                  (Unaudited)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement declared effective by the Securities and Exchange Commission on November 21, 1996.

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

On January 5, 1996, the Company acquired the assets of Performance Paintball Products, Inc. of Riviera Beach, Florida in exchange for a note in the amount of $101,295. The assets consist of inventory, property and equipment necessary to conduct the business of producing the Viper M1 paintball marker and related accessories. Included in the purchase were exclusive rights to use of the Viper name and related technology. At February 28, 1997, the Viper marketing program, including use of internet web sites, publication of articles in leading paintball industry magazines, demonstrations at trade shows, distribution of manuals, brochures and other marketing materials to dealers and establishment of a telemarketing department, had created demand for the Viper M1 marker and accessories that resulted in a backlog of orders.

Expansion of the Internet web site for the USA SportsNet business unit continued.

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

NOTE D:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 1997 and February 29, 1996:

                                     February 28, 1997      February 29, 1996
                                     -----------------      -----------------
     Computer hardware                   $  10,542              $  10,542
     Computer software                      10,564                  9,964
     Furniture, fixtures and equipment      10,572                  9,887
     Tools, dies and fixtures               50,140                 50,140
                                            ______                 ______
             Total cost                     81,818                 80,533

     Less: accumulated depreciation        (24,984)                (9,306)
                                            ______                  ______
     Total net property and equipment    $  56,834               $  71,227
                                         =========               =========
The useful lives assigned to property and equipment to compute depreciation are:
     Computer hardware                               5 years
     Computer software                               5 years
     Furniture, fixtures and equipment               7 years
     Tools, dies and fixtures                        5 years


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



NOTE F:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $6,935 and $4,334, at February 28, 1997 and February 29, 1996, respectively.

NOTE G:  ACCOUNTS PAYABLE

Accounts payable consist of professional fees and miscellaneous trade payables.



NOTE H:  NOTES PAYABLE

In connection with the asset purchase discussed in NOTE B, the Company recorded a note payable in the initial amount of $101,295. Subsequent payments totaling $40,000 reduced the balance to $46,795 as of February 28, 1997. Interest is accrued on the unpaid balance of the note at the rate of 10%. The balance of principal and interest was initially due on December 31, 1996, but the due date has been extended to June 30, 1997. There are no other payment requirements, and there is no prepayment penalty.

On December 16, 1996, the Company borrowed $2,400.00 from Amateur Athletes of America, Inc. The note bears interest at the rate of 12.25% per annum with the balance of principal and interest due to be paid no later than December 31, 1997.

On February 20, 1997, the Company borrowed $10,000 from Wizard Capital Associates payable upon demand by the holder. The note bears interest at the rate of 15% per annum.



NOTE I:  LOANS FROM STOCKHOLDERS

The Company's stockholders have loaned the Company $142,350 as of February 28, 1997. Of this amount, $28,000 has been loaned in return for an unsecured, non-interest-bearing note with no stated repayment terms, $5,000 has been loaned under a non-interest-bearing demand note, and $109,350 has been loaned under unsecured notes bearing interest at the prime rate plus 4.0% with repayment to be made from proceeds of the public offering.



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

The Company has established five business units. As of February 28, 1997, two of these business units, USA SportsNet and USA Performance Products, have commenced operations. In addition, the Company is developing camps, clinics and other events that will be sited at a planned sports complex to be constructed by a third business unit, USA Sportsplex.

USA Performance Products has experienced a demand for its first sports product, the Viper M1 paintball marker, that the Company cannot meet without an increase in production by the Company's manufacturing subcontractor. This production increase is dependent on the ability of the subcontractor to obtain outside financing or the ability of US Amateur Sports to pay the balance of a note due to the subcontractor with a current balance of $46,795 plus accrued interest of $7,064. Proceeds of the public offering described below are designated for payment of this note. If the public offering is unsuccessful, the Company will be dependent on securing other outside financing in order to satisfy the note obligation.

USA SportsNet offers sports-related merchandise and services through its web site on the Internet. Although the web site is planned for use as a marketing vehicle for a broad array of company- and client-owned products, its primary use to date is to generate sales of the Viper M1 paintball marker.

Another business unit, Saf-T-Net, has developed a software package to be marketed to youth sports organizations as a method of raising funds for their activities. Whether Saf-T-Net becomes operational depends on the success of the Company's public offering.

The remaining business units, USA Fitness & Sports Arena and USA Sportsplex, are only proposed. Future development is dependent on the success of the public offering. However, as first steps in the development of activities that are expected to be offered within the planned facilities, the Company has scheduled a series of camps and clinics offered to high school basketball players and has acquired the rights to the high school football All American Bowl.

The All American Bowl is an East vs. West all-star football game played by young men who have graduated from high school and committed to college teams, but have not yet begun their college playing careers. The participants, selected from high school teams across the United States, are considered to be the most talented football players at their age level. Although the Company determines who is selected, the players are drawn from a pool of individuals who have been recognized as All Americans by Parade Magazine, USA Today, Street & Smith and others. The 1997 All American Bowl, scheduled for July 5, 1997, is planned as the inaugural event of the National High School Sports Classics series which will include all-star games and championship team events in a wide range of high school sports.


Liquidity and Capital Resources
-------------------------------
At February 28, 1997, current assets had declined to $99,052 from a balance of $113,921 at May 31, 1996, the prior fiscal year end. Accounts payable increased from a balance of $30,294 to $33,387 during the same time period. The remaining liabilities of the Company included the note discussed above and loans from stockholders, payment of both of which are designated as uses of proceeds from the Company's public offering. In addition, $2,400 is owed under a note agreement with a due date of no later than December 31, 1997, and $10,000 is owed under a note payable upon demand by the holder.

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

The Company may seek additional outside financing if the sale of the stock is not adequate to meet its operational requirements. If only a minimal number of units is sold in the Company's public offering, the Company's continued existence will be dependent on its ability to secure such financing. Only a minimal number of units has been sold as of February 28, 1997.


Results of Operations
---------------------
  Comparison of the Nine Months Ended February 28, 1997 with the Nine Months
  --------------------------------------------------------------------------
  Ended February 29, 1996
  -----------------------
Revenue for the period ended February 28, 1997 was $41,400 compare to $728 of revenue recorded during the same period of the prior year. This increase is attributable to commencement of sales of the Viper M1 paintball marker. A net loss of $108,465 was posted during the period ended February 28, 1997 compared to a net loss of $24,873 during the prior year period. Increases were recorded in all expense categories with the exception of research and development. Of a total expense increase of $103,261, professional fees accounted for $32,453. Interest rose $11,454 due to increased borrowing. Depreciation grew $6,822 due to the acquisition of tools and dies for manufacture of the paintball marker, and amortization increased $6,328 as a result of the acquisition of the rights to the paintball marker technology. Growth in other expenses was created by the commencement of the sales and marketing of the paintball marker and the opening of an office in June, 1996. The increased expenses offset gross profit which rose from $281 for the nine months ended February 29, 1996 to $19,950 for the nine months ended February 28, 1997.

  Comparison of the Three Months Ended February 28, 1997 with the Three Months
  ----------------------------------------------------------------------------
  Ended February 29, 1996
  -----------------------
Revenue in the three months ended February 28, 1997 was $11,378 compared to $728 of revenue recorded during the same period of the prior year. This revenue was derived from sales of the paintball marker and related accessories. However, the Company's net loss during the current year period was $48,319 compared to $11,790 during the same period of the prior year. Gross profit of $4,824 was offset by increases in all expense categories. Expenses increased due to the commencement of operations primarily related to the sale of the paintball marker, while production of the marker and realization of revenues during the current year period were stalled by the financial inability of the manufacturing subcontractor to satisfy demand.

OTHER  INFORMATION

PART  II

ITEM  1.   Legal Proceedings.

The Company knows of no material pending legal proceedings to which the Company is a party or which any of its business units are the subject and no such proceedings are known to the Company.

ITEM  2.   Changes in Securities.

None

ITEM  3.   Defaults Upon Senior Securities.

None

ITEM  4.   Submission of Matters to a Vote of Security Holders.

None

ITEM  5.   Other Information.

None

ITEM 6.    Exhibits and Reports on Form 8-K.
               (a)  Exhibits - None
               (b)  Reports - None
             EX-27  Financial Data Schedule

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



(Registrant)               U S Amateur Sports, Inc.
BY (Signature)             /s/  Gerald V. Bergman
(Date)                     April 15, 1997
(Name and Title)           Gerald V. Bergman,