Form 10KSB
period 1997-05-31
US AMATEUR SPORTS INC
filed 1997-08-08
CIK 1000459

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON,  DC  20549

                           FORM 10-KSB

          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended:  May 31, 1997

              Commission File Number   33-96638-A

                      U S AMATEUR SPORTS, INC.
    ---------------------------------------------------------
   (Name of Small Business Issuer as specified in its charter)

            Florida                                 65-0538051
-------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                    3932 RCA Blvd., Suite 3209
               Palm Beach Gardens, Florida    33410
        -------------------------------------------------
       (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (561) 622-4395

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Registrant's revenues for its most recent fiscal year were $48,381.

As of May 31, 1997, no market had been established for the common stock of the registrant. As of May 31, 1997, there were 6,000,600 shares of the registrant's $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format Used (Check one) Yes---  No X

                        TABLE OF CONTENTS
                                                                      PAGE
                              PART I

Item 1.  Business of the Company  ------------------------------------   3

Item 2.  Properties  -------------------------------------------------   8

Item 3.  Legal Proceedings  ------------------------------------------   8

Item 4.  Submission of Matters to a Vote of Security Holders----------   8

                             PART II

Item 5.  Market for the Company's Common Equity and Related
         Shareholder Matters  ----------------------------------------   9

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations and Plan of
         Operation ---------------------------------------------------   9

Item 7.  Financial Statements  ---------------------------------------  13

Item 8.  Disagreements on Accounting and Financial Disclosures  ------  14

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons-  15

Item 10. Executive Compensation  -------------------------------------  18

Item 11. Security Ownership of Certain Beneficial Owners and Management 19

Item 12. Certain Relationships and Related Transactions --------------- 20

                             PART IV

Item 13. Exhibits, Financial Statements and Reports on Form 8-K ------- 22

         Additional Information*  ------------------------------------- 23

         Signatures --------------------------------------------------- 24

* This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

                              PART I

ITEM 1. BUSINESS OF THE COMPANY

GENERAL

     U S Amateur Sports, Inc. ("the Company") is a development stage sports entertainment, Internet marketing and sales company which was incorporated on June 14, 1994 in the State of Florida. Its principal offices are located at 3932 RCA Boulevard, Suite 3209, Palm Beach Gardens, Florida 33410, and its telephone number is 561-622-4395.

     U S Amateur Sports, Inc. has established five business units. Two of these business units, USA Performance Products and USA SportsNet, have commenced operations. One business unit, Saf-T-Net, has temporarily suspended development activities pending additional funding. USA Fitness and Sports Arena and USA Sportsplex, are strictly conceptual in nature. However, the Company is creating sports events to be ready for presentation in the planned sports facilities and for broadcast on television and the Internet. The All American Bowl, played in Palm Beach Gardens, Florida on July 5, 1997, is the first event of the Company's National High School Sports Classics series. (This is a material subsequent event discussed in greater detail below.)

USA PERFORMANCE PRODUCTS (USAPP)

     USAPP was established to develop Interaction Sports Fitness Games and other sports-related products. USAPP has developed and released its first product, the Viper M1 paintball marker, along with a line of associated parts and accessories.

     On January 5, 1996, the Company entered into an agreement to purchase certain assets of Performance Paintball Products, Inc. of Riviera Beach, Florida. The Company acquired assets consisting of inventory, property and
equipment for $101,295.   These assets constitute all the equipment and
machinery necessary to conduct the business of manufacturing the Viper Ml paintball marker (gun) and related accessories. USAS also has exclusive rights to the related names and technology.

     In connection with the asset purchase, the Company executed a note for $101,295 with an interest rate of 10% per annum. The Company made a payment of $20,000 at closing on January 5, 1996. Subsequent payments totaling $54,500 reduced the balance to $46,795 as of May 31, 1997. Performance Paintball Products, Inc. and the Company have agreed to replace the existing note agreement with a new payment schedule that consists of monthly payments over a twelve-month period.

     Paintball is a sport wherein each contestant attempts to remove the other contestants from the game by marking them with a capsule from the paintball marker while at the same time trying to avoid being removed from the game himself. Paintball was started in 1981 as a part of a survival test. It has evolved over the years to become a separate game. It is played in over 40
countries today and has its own annual World Cup event.   The game can be
played either indoors or outdoors and, except for the paintball marker and a face mask, it does not require extensive equipment. There are many different ways to play paintball. In general, a player uses the marker to "shoot" at other players or at specific targets. Because it involves a game in which experience is not required and the object is to accrue the most points, but the end result is improving one's physical condition due to the fast pace of the game, the Company considers the paintball game to be an Interaction Sports Fitness Game.

     Although the Company owns the tools and dies to produce the paintball marker, it has contracted with Micro Tool Engineering, Inc. to manufacture and assemble the paintball products in Riviera Beach, Florida. The Company reimburses Micro Tool for its services on a cost plus 15% basis. Management believes that this arrangement is mutually beneficial to both organizations and will continue until canceled by either party. The Company continually reviews and evaluates this arrangement for cost effectiveness. Currently the Company is offering a lifetime warranty on its Viper M-1 paintball marker to the original registered purchaser. The warranty work is performed by Micro Tool at no cost to the Company. If Micro Tool fails to satisfy its warranty obligations, the Company may incur a liability associated with future warranty requirements.

     The primary existing distribution channel for paintball products is through independent paintball dealers. Such dealers include retail stores and paintball field operators. The Company sells to both national and international dealers. All sales must be either paid in advance or cash on delivery. The dealers then sell the Viper M-1 Markers to their customers. Although the Company also markets the Viper M-1 through the Internet on a factory-direct basis, it is committed to support of the dealer network concept. USAPP is included on the Company's home page on the World Wide Web.

     USA Performance Products concentrates on its dealer program by direct mail and telephone contact. Management believes that small and medium-sized dealers comprise important segments of the distribution program. The Company offers its products based on one dealer price list with incentive discounts based on volume. In so doing, the small dealer does not have to be concerned with the Viper M1 being offered for less than they can buy them for as it is with other competitive paintball markers. Additionally, select or stocking dealers have an opportunity to share in the Company's direct sales program. They receive a credit for every product sold by the Company's Internet sales program, within their zip code. The Company has identified approximately 1000 dealers nationwide, with which it concentrates its efforts. All sales must be either paid in advance or cash on delivery.

     The Company also concentrates on paintball field operators. There are 300 fields that have been targeted for sales. If an agreement with a third party lease company can be negotiated, the Company will offer this program, through such leasing company, to field operators. It is contemplated that leases will be offered for Viper M1 paintball markers in quantities of 10 units for 12, 24 or 36 months. Any third party leasing company may require that certain leases be guaranteed by the Company. At this time there can be no assurance that such leases will be entered into.

     The Company presently utilizes two customer service representatives along with the officers of the Company to handle sales calls. It is anticipated that two additional customer service representatives will be added in the near future.

     After initial production runs, the Viper M1 was redesigned with several improvements. Management is satisfied with the current design and has ordered full production to commence in lots of 100 markers each.

USA SPORTSNET

     USA SportsNet is a world-wide marketing system for the sale of sports-related services and products. It will use the Internet to permit the Company and its clients to sell their goods and services. The Internet address is <http://www.usas.com>. USA SportsNet Online commenced business on the Internet in the first week of June 1996. The Company links and lists its site through search engines and resource sites. The search engines with which the Company has applied for listing include Infoseek, Yahoo, Lycos, Alta Vista and Excite. There is no charge for the service. The resource sites include Warpig, which is the oldest and largest paintball industry site, and other sports memorabilia sites. A new link or listing is obtained by requesting the same from related companies or companies with which the Company wishes to be linked. Many links or listings are provided at no charge by other companies, some companies offer reciprocal links, and the popular sites require payment for a link. The Company currently has no written agreements with any of the sites/companies with which it is linked or listed.

     The Company uses the Internet to market its concepts both nationally and internationally. USA SportsNet remains under development at May 31, 1997 and has been used principally to communicate information regarding the Company's goals and to promote sales of the Viper M1 paintball marker. Future development will focus on amateur sports and kids. Games, contests, video including bloopers and outstanding plays contributed by young athletes, tips from the pros and other educational information will be added to attract young sports enthusiasts who want to have fun and learn more about the sport of their choice.

SPORTS EVENTS

     On January 1, 1997, the Company acquired the assets of High School Football All American Bowl, Inc., of Allentown, Pennsylvania for 100,000 shares of restricted common stock and 20% of the net profit, if any, from the 1997 All American Bowl, a national high school all star football game. The rights acquired include, but are not limited to, the right to produce and promote the All American Bowl and the use of all titles, trade names, trademarks and logos of the event. The Company entered into a consulting and non compete agreement with the founder of the All American Bowl to serve as the Company's Executive Director of the event for a three year period for 67,000 shares of restricted common stock and a monthly consulting fee.

      The All American Bowl is a national East vs. West all-star football game played between young men who have graduated from high school, but have not yet begun their college playing careers. These players are chosen from a pool of candidates who have been recognized by USA Today, Parade Magazine, Street & Smith and others as this country's most talented high school football players.

     The Company intends to establish the All American Bowl as an annual classic, the first event in its National High School Sports Classic series that will include all-star games and championship team events that showcase leading high school athletes in a wide range of sports. This series and other Company-produced sports events will provide content for the growing number of television sports channels and for USA SportsNet.

(The following paragraph addresses a material subsequent event.)

     The 1997 All American Bowl, played in Palm Beach Gardens, Florida on
July 5, 1997, was scheduled for tape-delayed broadcast in over 40 million households across the nation via the Sunshine Network, Fox Sports regional affiliates and other local networks. Management is unable to determine the financial impact of this event as of July 15, 1997, the latest practical date for which information is available. However, the Company had accrued expenses of $40,000 on the balance sheet as of May 31, 1997 related to this event.
This amount was recorded in anticipation of a probable loss. Major sponsors of the 1997 All American Bowl included Coca-Cola, Adidas and Schutt Sports. Because this event was an artistic success received as an exciting game that was professionally presented, management believes that the 1998 All American Bowl will attract a greater number of sponsors which will enhance profitability. In addition, after-event market sales (e.g., of videos, tee shirts and other memorabilia) will provide a continuing stream of revenues related to this event, the amount of which is undeterminable as of this writing.

MARKETING STRATEGY

     Management believes that the concepts proposed by USAS will position the Company to serve a large and growing market niche. The following facts are offered as illustration in America alone, it is estimated that there are over 39 million people participating in amateur softball, over 37 million in amateur volleyball, 25 million in amateur baseball, 12 million in amateur football and 10 million in amateur soccer (Source: Balls & Strikes, September 1993.)

     USAS has concentrated on providing its customers with sports related products, services and entertainment. The marketing focus of the Company includes young athletes in the 6 to 18 age group and their parents; however, services and fitness options are intended to satisfy the needs of all ages.

     The Company believes the family market has considerable potential. As younger members grow older, marry and have children, the Company anticipates that they will seek recreational activities in which the entire family can participate.

     Awareness of its products and services will primarily be promoted by the Company's marketing department and USA SportsNet. Marketing efforts include use of the World Wide Web on the Internet, use of cable television, the Company's attendance at sports events, involvement in youth athletic associations and school programs, use of direct mail solicitation and print media advertising, and word-of-mouth.

     In addition to information, the Internet provides users an easy method of purchasing products and services offered thereon.

     Internet technology is in its early stage of development. USAS is concentrating on the commercial use of this medium. While there is no guarantee that this marketing approach will be successful, the Company expects the Internet to be an important part of its communication system.

COMPETITION

     USAPP's first product line is in the paintball industry. Sport paintball is a relatively young sport. There are approximately 28 paintball markers (guns) on the market. Also, many markers are custom-made for competitive players. Most competitive companies are well established and have more financial resources than USAS. Some of the major competitors are Daisy Manufacturing, Air Design, Worr Products, Tippman, Kingman and various imports. The market is presently dominated by these companies. Management believes it has a superior product in quality, features, durability and price. The market is growing dramatically.

     USA SportsNet has major competition from cable TV shopping clubs, infomercials, Internet shopping services and local sports stores. There are a countless number of sports related sites on the Net. They offer everything from scores, news, schedules, standings, personal interviews with stars, products, services, handicapping, trading cards, contests and a sundry of gimmicks to entice visitors. In addition, private online services such as America Online, Prodigy, CompuServe, Microsoft, etc. are competitive in the way they attempt to hold their customers hostage within their site. The Company cannot do anything about this; however, once the customer enters the World Wide Web, there is an opportunity to attract them to its site. A main source of these connections is through "search engines" with which the Company is registered. Also, proper links and listings with heavily traveled sites produce visitors. The Company contracts with a Web specialist to keep abreast of links and site management. E-mail is utilized for immediate response to customers with product literature sent by e-mail, fax or regular mail.

     The All American Bowl is the only national high school football all-star game in the country. The only competition for other national high school sports events known to management is the McDonalds Boys Basketball and Nike Girls Basketball series. However, there exist a number of regional and state all-star football games in various parts of the country, some of which are televised on a local or regional basis.

ITEM 2. PROPERTIES

     The Company does not own any real property. It is presently renting approximately 2800 square feet of office and warehouse space at $8.00 per square foot in Palm Beach Gardens on a month to month basis. Management believes that the present office and warehouse facility will be adequate to satisfy the Company's needs for the foreseeable future.

     The Company maintains inventories which consist of merchandise acquired for sale by USA SportsNet in addition to paintball markers (guns) and accessories. The Company owns tools, dies and fixtures for the manufacturing of paintball products.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings or litigation and the officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fiscal year ended May 31, 1997. The annual stockholders' meeting will be scheduled in the month of August, 1997. Prior to this, the registrant has had five stockholders' meetings:

     June 18, 1994   - organizational meeting.
     April 30, 1995  - increased authorization from 6,000,000 to 50,000,000 shares.
     June 26, 1995   - increased to three directors and appointed two
                       new directors (Bergman and Thomas).
     August 24, 1995 - approved filing of SB-1 registration statement. January 5, 1996 - increased to five directors and appointed two new directors (Enterline and LaCasse).

                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

      (a)MARKET FOR COMMON EQUITY

     There is currently no market for the Company's stock nor is the Company's stock listed on any exchange. It is the Company's intention to seek such a listing on the NASDAQ OTC Bulletin Board System or an exchange after it is qualified to do so. The Company is in the process of filing for a symbol. EquiTrade Securities Corporation, 23736 Birtcher Drive, Lake Forest, California, 92630, is in the process of filing Form 211 to represent the Company as a market maker.

     The inability of the Company to gain approval of the Form 211 by the NASD would prevent development of a market for the Company's securities, which would prevent development of a market price of the securities.

      (b)SECURITY HOLDERS

    (The following paragraph addresses a material subsequent event.)

     As of July 15, 1997, the latest practicable date for which information is available, the Company had approximately 140 shareholders of record. Of 6,000,600 shares issued and outstanding, 700,600 shares consist of free-trading stock held by non-affiliates. The remaining 5,300,000 shares are restricted stock in accordance with Rule 144.

      (c) DIVIDENDS

     There have been no cash dividends declared or paid since the inception of the Company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

RESULTS OF OPERATIONS - YEARS ENDED MAY 31, 1997 AND 1996

     The operational goals achieved during the year ended May 31, 1997 included:

     U S A PERFORMANCE PRODUCTS

     (1) completion of final design improvements in the Viper M1 paintball marker;

     (2) test marketing of the Viper M1; and

     (3) approval of the Viper M1 for full production.

     NATIONAL HIGH SCHOOL SPORTS CLASSICS

     (1) acquisition of the high school all-star football All American Bowl;

     (2) development of production format, player selection process and relationships with media, television networks and sponsors; and

     (3) presentation and broadcast of the Bowl to achieve national exposure.

     USA SPORTSNET

     (1) creation of the Company's Internet web site at
<http://www.usas.com>; and

     (2) use of the site to market the Viper M1 paintball marker and the All American Bowl in addition to communication of Company goals and philosophies.

     Revenue for the year ended May 31, 1997 was $48,381 compared to $3,448 of revenue recorded during the prior year. This increase is attributable to sales derived from the test marketing of the Viper M1 paintball marker. A net loss of $240,018 was posted during the year ended May 31, 1997 compared to a net loss of $57,112 for the prior year period. Increases were recorded in all expense categories with the exception of research and development. Of a total expense increase of $205,080, professional fees accounted for $41,637. Interest rose $12,792 due to increased borrowing. Depreciation grew $6,877 due to the acquisition of tools and dies for manufacture of the paintball marker, and amortization increased $6,328 as a result of the acquisition of the rights to the paintball marker technology. Growth in other expenses was created by the commencement of the sales and marketing of the paintball marker, the opening of an office in June, 1996 and the accrual of production costs related to the 1997 All American Bowl. The increased expenses offset gross profit which rose from $1,129 for the year ended May 31, 1996 to $23,303 for the current year.

     With the final design of the Viper M1 complete and demand for the marker established, the Company has initiated a plan to increase production over the new fiscal year from a current production run of 100 markers per month to 1,000 markers per month. Management plans to achieve a comparable growth in the manufacture of Viper M1 accessories. Research will continue with the goal of developing a low-priced model.

     Having grown from an idea to a $4 billion industry in less than 16 years, paintball is one of the fastest-growing sports in the world. The U.S. market is projected to grow at over 30% per year.

     The Viper M1 is the only U.S.-made paintball marker with a built-in expansion chamber. The expansion chamber maintains the CO2 at a stable temperature which allows the marker to maintain a stable velocity and accuracy and to perform better in extreme temperatures than any of its competitors.
The Viper is light-weight, rugged and easy to disassemble. It is versatile with over 200 different configurations provided by a complete line of accessories.

     The Viper M1 is poised to claim a large share of the expanding paintball market with its existing product line. This market can be further penetrated with the development of additional models of the marker and the addition of other paintball product lines including safety equipment and protective clothing.

(The following paragraph addresses a material subsequent event.)

     The 1997 All American Bowl, played in Palm Beach Gardens, Florida on
July 5, 1997, is scheduled for tape-delayed broadcast throughout the summer in over 40 million households across the nation via the Sunshine Network, Fox Sports regional affiliates and other local networks. Management is unable to determine the financial impact of this event as of July 15, 1997, the latest practical date for which information is available. However, the Company had accrued expenses of $40,000 on the balance sheet as of May 31, 1997 related to this event. This amount was recorded in anticipation of a probable loss. Major sponsors of the 1997 All American Bowl included Coca-Cola, Adidas and Schutt Sports. Because this event was an artistic success received as an exciting game that was professionally presented, management believes that the 1998 All American Bowl will attract a greater number of sponsors which will enhance profitability.
In addition, after-event market sales (e.g., of videos, tee shirts and other memorabilia) will provide a continuing stream of revenues related to this event, the amount of which is undeterminable as of this writing. The Company has already begun its review of possible sites for the 1998 game.

     The Company intends to establish the All American Bowl as an annual classic, the first event in our National High School Sports Classics series that will include all-star games and championship team events that showcase leading high school athletes in a wide range of sports. This series and other Company-produced sports events will provide content for the growing number of television sports channels and for USA SportsNet.

     One of management's goals for the new fiscal year is development of the USA SportsNet web site into a profit center.

     Forrester Research estimates that sales of products on the Internet will swell from $518 million in 1996 to $6.6 billion by 2000. Sales of subscription services on the web will grow from $120 million in 1996 to $966 million in 2000, and spending on web advertisements will jump from $312 million in 1996 to $5 billion in 2000.

     The potential for growth that results from the combination of the Internet with the public's interest in sports has not been overlooked. ESPNET SportsZone and SportsLine USA have been two of the most popular sites on the web. Fort Lauderdale-based SportsLine USA launched its service on August 16, 1995. On March 5, 1997, it became CBS SportsLine when the network invested $100 million of on-air promotions and programming in return for 22% of SportsLine's equity.

     USA SportsNet will distinguish itself from these other Internet sports content companies by its focus on amateur sports and kids. Games, contests, video including bloopers and outstanding plays contributed by young athletes, tips from the pros and other educational information will make USA SportsNet a web site in demand by the kids who want to have fun and learn more about the sport of their choice. It will then become a high-traffic site equally in demand by merchants.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997, current assets had declined to $83,820 from a balance of $113,921 at the prior year end. Accounts and advances receivable declined $7,481 due primarily to write-off of an advance made to an independent marketing representative. A drop in inventories of $7,022 consisted of decreases in stock on hand of the Viper M1 and accessories. All other asset decreases resulted from normal amortization and depreciation. Accounts payable increased from a balance of $30,294 to $79,461 during the same time period. The majority of this increase was related to costs of marketing the All American Bowl. The remaining liabilities of the Company consisted of principal and interest accrued on notes payable and loans from stockholders and other accrued expenses related to the All American Bowl.

     The bulk of the capital obtained by the Company to fund operations since inception has been provided by capital contributions and loans from the Company's Chief Executive Officer, David J. Panaia, and Treasurer, Gerald V. Bergman.

During the year ended May 31, 1997, these individuals contributed to capital a total of $94,350 which had previously been recorded as loans from stockholders. The remaining balance in loans from stockholders of $66,000 as of May 31, 1997 was loaned by a nonaffiliate in return for an unsecured note bearing interest at the prime rate plus 6% with monthly payments consisting of interest only and the balance of principal due no later than December 31, 1997.

     David J. Panaia and Gerald V. Bergman additionally contributed to capital a total of $26,036 which had previously been recorded in accounts payable as amounts due for reimbursable expenses.

     In connection with the asset purchase from Performance Paintball Products, Inc. discussed in Item 1, the Company recorded a note payable in the initial amount of $101,295. Subsequent payments totaling $54,500 reduced the balance to $46,795 as of May 31, 1997. Interest is accrued on the unpaid balance of the note at the rate of 10%. The balance of principal and interest is due on December 31, 1997. There are no other payment requirements. Rene LaCasse and Jack Enterline, directors of U S Amateur Sports, Inc., are each owners of twenty-five percent (25%) of the outstanding stock of Performance Paintball Products, Inc.

     On December 16, 1996 the Company borrowed $2,400 from Amateur Athletes of America, Inc. The note bears interest at the rate of 12.25% per annum with the balance of principal and interest due to be paid no later than December 31, 1997. Gerald Bergman is the sole owner of Amateur Athletes of America.

     The Company borrowed $10,000 from Wizard Capital Associates on February 20, 1997 and $10,000 from Anthony Fedyna on April 4, 1997. Both notes are payable upon demand by the holder and bear interest at the rate of 15% per annum and are personally guaranteed by David Panaia and Gerald V. Bergman.

     The Company's initial public offering was made effective on November 21, 1996. The offering was made for up to $9,000,000 and consisted of 30,000 units at a price of $300.00 per unit with no minimum offering requirement. The Company offered the units through its officers on a "best efforts" basis. The initial 180-day offering period ended on May 21, 1997, and the Company elected not to exercise its option to extend the offering period for an additional ninety days. Only a minimal number of units were sold as a result of the offering.

     The Company is seeking additional outside financing to meet its operational requirements. Management is negotiating an additional $40,000 loan to fund the increase in production. Management believes that the revenues generated from the production increase combined with additional loans from stockholders and capital contributions will be sufficient to fund operations for the next twelve months.

SHAREHOLDER'S RETURN OF STOCK

     At inception, 50,000,000 shares of common stock were authorized, and 6,000,000 shares were issued to David J. Panaia as sole shareholder of the corporation. Stock subsequently issued from the treasury for services rendered or value received by the corporation was replaced by an identical number of shares returned to the treasury by Mr. Panaia to prevent dilution of the value of stock held by others. As of May 31, 1997, Mr. Panaia had returned a total of 4,074,000 shares of stock to the treasury.

PROVISION FOR INCOME TAXES

     No provision for income taxes has been provided due to net operating losses since inception. The Company's net operating loss carry-forwards as of May 31, 1997 total $402,870.

ITEM 7.   FINANCIAL STATEMENTS

     The audited balance sheet of the Company for its years ended May 31, 1997 and 1996 and the period from June 14, 1994 (Date of Inception) to May 31, 1997 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1997 and 1996 and the period from June 14, 1994 (Date of Inception) to May 31, 1997 are included following Item 13, in sequentially numbered pages numbered F-1 through F-6. The page numbers for the financial statement categories are as follows:

                  INDEX TO FINANCIAL STATEMENTS
                                                                  Page

Report of Independent Auditors                                     F-1

Balance Sheets as of May 31, 1997 and 1996                         F-2

Statements of Operations for the Years Ended May 31, 1997
and 1996 and the Period from June 14, 1994 (Date of
Inception) to May 31, 1997                                         F-3

Statement of Stockholders' Equity for the Years Ended May 31,
1997 and 1996 and the Period from June 14, 1994 (Date of
Inception) to May 31, 1997                                         F-4

Statements of Cash Flows for the Years Ended May 31, 1997 and
1996 and the Period from June 14, 1994 (Date of Inception) to
May 31, 1997                                                       F-5

Notes to Financial Statements                                      F-6

SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere herein.
                                              1995        1996         1997
                                           ---------   ----------   ---------
Net Revenues                               $       0   $    3,448   $  48,381
Income/(loss) from Operations              $(105,740)  $ ( 57,112)  $(240,018)
Income/(loss) from Operations Per Share*   $   (.018)  $    (.010)  $   (.040)
Total Assets                               $ 114,718   $  233,574   $ 176,933
Total Liabilities                          $  51,754   $  220,122   $ 363,863
Stockholders' Equity (Deficit)             $  62,964   $   13,452   $(102,580)
___________

* Earnings/(loss) per share was calculated using the weighted average of common stock issued and outstanding.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The independent accounting firm of Hafer & Gilmer, Certified Public Accountants, has audited the financial statements of the Company since inception.
                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following sets forth the names and ages of all of the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                             Term of               First
    Name           Age  Position With Company    Appointed        Office
-----------------  ---  ---------------------   -------------   -----------
David J. Panaia     58  Chief Executive         June 18, 1994    (1), (2)
                        Officer, President
                        and a Director

Gerald V. Bergman   50  Treasurer and a         June 26, 1995    (1), (2)
                        Director

Thomas J. Thomas    47  Secretary and a         June 26, 1995    (1), (2)
                        Director

Rene LaCasse        63  Director                January 5, 1996  (1), (2)

Jack Enterline      54  Director                January 5, 1996  (1), (2)
___________

(1)  Officers serve at the pleasure of the Company's Board of Directors.

(2) Each of these Directors was appointed to serve until the next Annual Meeting of shareholders. The company currently intends to hold its next annual meeting during August of 1997.

     The Company's Board of Directors sets corporate policies which are implemented by the Company's management. In the event that the Company's Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter which raised the issue.

     The Company's directors and executive officers are:

     David J. Panaia, President, Chief Executive Officer and Director, is the founder of the Company and has served as Director and President since the Company was incorporated in June 1994. Mr. Panaia previously founded several other businesses, including Gold Cross Ambulance Service, Inc. and Gold Cross Medical Services, Inc., and acquired several other companies which were consolidated into Gold Cross, Inc., which provided ground and air ambulance service, medical services, equipment and supplies. After operating for over twenty years, Gold Cross was sold in 1982. Mr. Panaia then founded Biomedics Corporation, a durable medical equipment dealer, which he operated until its sale in 1988. Both corporations were privately owned. Since 1988, he has served as a political and small business marketing consultant through his own firm, Sunpoint Industries,
Inc.   Sunpoint offered political consulting services to political candidates and medical equipment businesses located in the United States. He served on the Board of Directors of two private schools. Mr. Panaia is past President and current Treasurer of the Palm Beach Gardens Youth Athletic Association and has served as President of the Palm Beach Gardens Little League for several years. Mr. Panaia has attended various sports conventions and seminars and has been a member of the Sportsplex Owners and Directors Association (SODA). He concentrates full time on his duties as the President of the Company.

     Gerald V. Bergman has served as Treasurer and Director of the Company since June 1994. A CPA, Mr. Bergman joined Price Waterhouse & Co. in 1975 where he was an audit manager. In 1980 he was appointed Director of Corporate Planning and Analysis of the Red Lobster division of General Mills. In 1984 through 1985 he served as Vice President and Controller of J.L. Mason, Inc., a homebuilder. Mr. Bergman then became the Chief Financial and Administrative Officer and a Director of Overseas Service Corporation, an international manufacturers representative. He left Overseas Service Corporation in May 1992 to form DBS Associates, a business consulting firm that replaced a third party rendering financial and administrative services to Overseas Service Corporation. In November 1994, Mr. Bergman formed Unisyn Group, Inc., a company that specializes in managing its corporate clients' outsourcing programs. Such programs include the provision of marketing, financial, accounting and human resource services through contracts with outside parties. Unisyn is still considered an "active" corporation although it has suspended operations so that Mr. Bergman can concentrate on the development of the Company. DBS is now an inactive corporation. Mr. Bergman has extensive experience in support of community and high school sports programs as a fund raiser and coach. Mr. Bergman also serves as the President and Director of Amateur Athletes of America, Inc., a corporation that promotes the retention of fitness and sports programs through fund raisers for America's schools and municipal youth athletic associations. He concentrates full time on his duties as Treasurer of the Company.

     Thomas J. Thomas has served as Secretary and Director of the Company since June 1994. Mr. Thomas is an attorney who has been a member of the Florida Bar Association since 1982. He practices in the areas of business and corporate law, business and individual income tax planning, estate planning, probate, qualified pension and deferred compensation, corporate and partnership law, and trust drafting and administration. He is admitted to practice before the United States Tax Court and Court of Claims. He serves part time as needed in his duties as Secretary of the Company.

     Jack Enterline has served as a Director of the Company since December 1995, and has been the General Manager of USA Performance Products since its inception. Mr. Enterline is an engineer with special training in cryogenics and vacuum technology, and additional training in corporate and business management. In 1968, Mr. Enterline joined Grumman Aircraft Engineering Corporation, located at the John F. Kennedy Space Center, as Project Lead Engineer on the launch team in support of the Apollo Lunar Landing Space Craft. In 1973, Mr. Enterline founded World Energy Inc., a private corporation which provided consulting services for in situ technology, primarily coal gasification, and for which he served as President and Director. In 1975, he founded Precision Metal Services, Inc. ("PMS"), an independent engineering firm and fabricator of weldments and structural steel, where he served as President and Director from 1975 until its dissolution in 1981. In 1980, he founded Cryomed Corporation, a privately-held company engaged in the business of manufacturing and distributing home health care liquid oxygen systems utilizing cryogenics and vacuum technology, where he served as Chairman of the Board of Directors, President and Chief Executive

Officer from August, 1980 to January, 1981 when the business was merged into Cryo2 Corporation. Mr. Enterline then continued to serve as President, Chief Executive Officer and a Director of Cryo2 Corporation (which was engaged in the same business as Cryomed Corporation) from January, 1981 to December, 1988 when the company's assets were purchased by CMT Corporation. In 1989 Mr. Enterline cofounded Perry Oxygen Systems, Inc. (another privately-held company engaged in the business of manufacturing and distributing home healthcare liquid oxygen systems utilizing cryogenics and vacuum technology), and served as its President and a Director until August 1, 1992, when the company's assets were purchased by Mobilite Corporation (a wholly-owned subsidiary of Invacare Corporation), for which Mr. Enterline served as liquid oxygen program manager and engineer from August, 1992 until December, 1993. In 1994, he founded Trek Designs, Inc., a private consulting corporation with specialties in engineering, finance and corporate management, and currently serves as its President. It is anticipated that Mr. Enterline will continue to pursue certain of these other endeavors through Trek Designs, Inc. while he serves as General Manager of USA Performance Products, and that he will only devote as much time to the affairs of the Company as is deemed necessary by the Board of Directors. Mr. Enterline is married to Karen Enterline, a 3.3% shareholder of the Company.

     Rene LaCasse has served as a Director of the Company since December
1995. Mr. LaCasse is the founder of Micro Tool Engineering, Inc. located in Riviera Beach, Florida and has served as its Chairman of the Board, President and Chief Executive Officer since its inception. Since 1968 Mr. LaCasse has owned and operated this tool and die production facility. Mr. LaCasse has an extensive background in tooling, plant management, and mechanical engineering. Mr. LaCasse is also the founder, developer and General Manager of Performance Paintball Products, Inc. located in Riviera Beach, Florida and formed in July 1995.

INSURANCE COVERAGE

     The Company at this time has no insurance coverage for officers and directors and has not expended any funds to obtain such insurance policies to insure or indemnify directors or officers against any liabilities that may occur in the registration, offering and sale of these securities. Management reserves the right to obtain such insurance.

FAMILY RELATIONSHIPS

     There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To the best knowledge and belief of the Company, except as disclosed below, during the past five years, no present or former director, executive officer or person nominated as a director or appointed as an executive officer of the Company has been involved in:

     Any bankruptcy petition by or against any business of which such person was a general partner or executive either at the time of the bankruptcy or within two years prior to that time;

     Any conviction in criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; and

     Being found by any court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

                  1995, 1996, 1997 SUMMARY COMPENSATION TABLE

                 Annual Compensation  Long Term Compensation
                 -------------------  ----------------------
Name and                                Awards      Awards   LTIP    All
Principal                             Restricted  Restricted Pay-   Other
Position          Salary Bonus Other    Stock       Options  outs Compensation
----------------  ------ ----- -----  ----------  ---------- ---- ------------
David J. Panaia,
Chief Executive
 Officer            0      0     0         0           0      0        0

Gerald V. Bergman,
Chief Financial
 Officer            0      0     0         0           0      0        0

     None of the Company's executive officers and directors have employment agreements or stock option arrangements with the Company. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits. To date, none of the officers or directors have received any salaries or other cash compensation. When cash flow permits, it is anticipated that the officers will be compensated in accordance with employment contracts yet to be negotiated.

     To date, Mr. Thomas has received $2,500 in fees from the Company in consideration for legal services rendered. He will not receive any compensation for his position as Secretary of the Company.

     The Company has not appointed a proposed Advisory Committee to make recommendations to the Board of Directors regarding sports, fitness and nutrition. It is planned that the membership of this committee will include sports celebrities and experts in sports, fitness and nutrition. It is also anticipated that the Board will establish an Audit Committee. The committee members may be compensated on the same terms as the directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this report, the Company has a total of 50,000,000 Common Shares authorized at a par value of $.0001 and there are 6,000,600 Common Shares outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of the Company's Common Shares by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Shares, (b) the directors and officers of the Company, and (c) the directors and officers of the Company as a group. No directors, officers or affiliates own or control any free-trading shares.

                                              Number of    % of Class
                                               Shares      6,000,600
  Name and Address                              Owned      Shares (1)
---------------------                         ---------    -----------
David J. Panaia(2)(3)(4)(5)(6)(7)(9)          1,926,000       32.10
10 Wyndham Lane
Palm Beach Gardens, FL

Gerald V. Bergman(3)(4)(6)(7)(8)(9)             500,000        8.33
10692 Hidden Lake Circle
Palm Beach Gardens, FL

Thomas J. Thomas(3)(4)(10)                      450,000        7.50
3844 Dogwood Circle
Palm Beach Gardens, FL

Lindley Family Trust                            500,000        8.33
411 Lighthouse Drive
Palm Beach Gardens, FL

Rene LaCasse(3)(11)                             300,000        4.99
4388 Dawnridge Street
Palm Beach Gardens, FL

Karen Enterline(12)                             200,000        3.33
P.O. Box 12788
Fort Pierce, FL

Jack J. Enterline(3)                                -0-         -0-
P.O. Box 12788
Fort Pierce, FL

Linda C. Bergman(8)                             460,000        7.67
10692 Hidden Lake Circle
Palm Beach Gardens, FL

All Officers and                              4,336,000       72.25
Directors as a Group
___________________________

(1) The percentages reflect holdings after an offering of 600 shares.

(2) Includes 400,000 shares held in the name of the Panaia Family Trust of which David J. Panaia as trustee is the record holder and the beneficial owner.

(3) Company's Directors.

(4) Company's Officers.

(5) Record owners of 10% or more of Common Stock.

(6) Beneficial owner of 10% or more of Common Stock.

(7) Company's Promoters.

(8) Mr. Bergman is the beneficial owner of 30,000 shares held in the name of three Bergman children. Linda C. Bergman is the wife of Gerald V. Bergman.

(9) Business Address: 3932 RCA Boulevard, Suite 3209, Palm Beach Gardens, Florida 33410.

10) Business Address: Suite 304, 14155 U.S. Highway One, Juno Beach, Florida 33408.

(11) Business Address: 7575 Central Industrial Drive, Riviera Beach, Florida 33404.

(12) Wife of Jack J. Enterline, Director and General Manager of USA Performance Products.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain transactions to which the Company is a party and certain matters affecting the Company have or will result in a material benefit to certain of the Company's directors and executive officers, or may create conflicts of interest, as follows:

     The Company's counsel, attorney Thomas J. Thomas, has provided legal services to the Company, including, but not limited to, legal advice on this Offering, formation of the Company, acquisition of certain assets and legal advice to the Company in general. Mr. Thomas is a Director, Secretary of the Company and the owner of 450,000 shares of the Company's Common Stock which were issued in exchange for legal services rendered and an additional $5,000 cash of which $2,500 has been paid. Mr. Thomas has also been reimbursed for various expenses incurred on behalf of the Company.

     Rene LaCasse, a director of the Company, is President, Director and stockholder of Micro Tool Engineering Inc. which has a manufacturing agreement with the Company. The terms of the agreement provide that the Company must reimburse Micro Tool for its services on a cost plus 15% basis. Billing is net 30 days. Management believes that this arrangement is mutually beneficial to both organizations and will continue until canceled by either party. The Company plans to continually review and evaluate this arrangement for cost effectiveness.

     From time to time, David J. Panaia, President, Director and shareholder of the Company and Gerald V. Bergman, Treasurer, Director and shareholder, have provided bridge financing to the Company. During the year ended May 31, 1997, these individuals contributed to capital a total of $94,350 which had previously been recorded as loans from stockholders. The remaining balance of $66,000 in loans from stockholders as of May 31, 1997 was loaned by a non-affiliate in return for an unsecured note bearing interest at the prime rate plus 6% with monthly payments consisting of interest only and the balance of principal due no later than December 31, 1997.

     David Panaia and Gerald Bergman additionally contributed to capital a total of $26,036 which had previously been recorded in accounts payable as amounts due for reimbursable expenses.

     At inception, 50,000,000 shares of common stock were authorized, and 6,000,000 shares were issued to David J. Panaia as sole shareholder of the corporation. Stock subsequently issued from the treasury for services rendered or value received by the corporation was replaced by an identical number of shares returned to the treasury by Mr. Panaia to prevent dilution of the value of stock held by others. As of May 31, 1997, Mr. Panaia had returned a total of 4,074,000 shares of stock to the treasury.

     Rene LaCasse and Jack Enterline are each owners of twenty-five percent (25%) of the outstanding stock of Performance Paintball Products, the company from which USAS purchased the tools and dies and technology necessary to produce the Viper M-1 paintball marker. Pursuant to the terms of the transaction, the Company issued a promissory note in favor of Performance Paintball Products in the amount of $101,295. Subsequent payments have reduced the balance of the note to $46,795 as of May 31, 1997.

     Except as described above, no director, officer or principal security holder of the Company has or has had a direct or indirect material interest in any transaction to which the Company is or was a party. The Company believes that the terms of each of the transactions described above were no less favorable to the Company than could have been obtained from third parties. In addition, in the future the Company will not enter into additional transactions with directors, officers or principal shareholders unless the terms thereof are no less favorable to the Company than could be obtained from third parties.

                             PART IV

 ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a)Index to financial statements and financial statement schedules

     The audited balance sheet of the Company for its years ended May 31, 1997 and 1996 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1997 and 1996 and the period from June 14, 1994 (Date of Inception) to May 31, 1997 follow in sequentially numbered pages numbered F-1 through F-9. The page numbers for the financial statement categories are as follows:

Page       Description
----  -----------------------------------------------------------------------
F-1   Report of Independent Auditors - May 31, 1997 and 1996;

F-2   Balance Sheets as of May 31, 1997 and 1996

F-3 Statements of Operations for the Years Ended May 31, 1997 and 1996 and the Period from June 14, 1994 (Date of Inception) to May 31, 1997

F-4 Statement of Stockholders' Equity for the Years Ended May 31, 1997 and 1996 and the Period from June 14, 1994 (Date of Inception) to May 31, 1997

F-5 Statements of Cash Flows for the Years Ended May 31, 1997 and 1996 and the Period from June 14, 1994 (Date of Inception) to May 31, 1997

F-6   Notes to Financial Statements

(b)   8-K Reports

     No reports on Form 8-K were filed during the year ended May 31, 1997.

(c)   Exhibits:

Exhibit   Description
-------   ------------------------------------------------------------------
 1.1   Selected broker/dealer agreement approved by NASD (1)

 2.1 Agreement for acquisition of assets of Performance Paintball Products, Inc. (1)

 3.1   Articles of Incorporation and By-Laws (1)

10.1   Agreement for acquisition of rights to All American Bowl

10.2   Personal services agreement with All American Bowl Executive Director

23.1   Auditor's consent  (1)
________

    (1) Incorporated by Reference to the Company's Original Registration Statement on Form 10 SB-1, Registration 33-96638-A, Filed on September 6, 1995.

ADDITIONAL INFORMATION

Corporate Headquarters
3932 RCA Blvd., Suite 3209; Palm Beach Gardens, Florida 33410
Telephone Number: (561) 622-4395; Fax Number: (561)625-6123
Internet Address - http:// www.usas.com; E-mail Address - viper@usas.com

Special Securities Counsel
Krys, Boyle, Freedman, Scott & Sawyer, P.C.
Attorneys at Law
Dominion Plaza, Suite 2700 South Tower
600 Seventeenth Street
Denver, Colorado 80202-5427

Independent Public Accountants
Hafer & Gilmer
Certified Public Accountants
251 Royal Palm Way, Suite 302
Palm Beach, Florida 33480-4310

Transfer Agent
Florida Atlantic Stock Transfer, Inc.
5701 North Pine Island Road, Suite 310B
Tamarac, Florida 33321

     Exhibits to the Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Thomas J. Thomas, Secretary, US Amateur Sports, Inc., 3932 RCA Blvd., Suite 3209, Palm Beach Gardens, FL 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.

                             CONTENTS

Auditors' Report............................................  F-1

Balance Sheets..............................................  F-2

Statements of Operations....................................  F-3

Statement of Stockholders' Equity...........................  F-4

Statements of Cash Flows....................................  F-5

Notes To Financial Statements..............................F-6 to F-9

                          HAFER & GILMER
                   Certified Public Accountants
                  251 Royal Palm Way, Suite 302
                  Palm Beach, Florida 33480-4310
                         ----------------
                     Telephone (561) 655-8700
                     Facsimile (561) 655-6964

                  Report of Independent Auditors


Board of Directors and
Stockholders of U S Amateur Sports, Inc.


We have audited the balance sheets of U S Amateur Sports, Inc. (a development stage company) as of May 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 14, 1994 (inception), to May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S Amateur Sports, Inc. (a development stage company) as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and from June 14, 1994 (inception), to May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hafer & Gilmer

June 30, 1997

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MAY 31, 1997 AND 1996


                                        May 31, 1997  May 31, 1996
                                        ------------  ------------
ASSETS

Cash                                      $     810     $   4,587
Accounts and advances
  receivable                                  3,064        10,545
Inventories                                  77,946        84,968
Prepaid expense                               2,000        13,821
Property and equipment                       52,894        67,342
Rights to technology and
  associated trademarks                      34,800        44,291
Deferred charges                              5,419         8,020

TOTAL ASSETS                              $ 176,933     $ 233,574

LIABILITIES

Accounts payable                          $  79,461     $  30,294
Notes payable                                69,195        61,295
Loans from stockholders                      66,000       122,500
Accrued expenses                             40,000             0
Accrued interest                             24,857         6,033

Total liabilities                           279,513       220,122

STOCKHOLDERS' EQUITY

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  6,000,600 shares issued
  and outstanding                               600           600
Additional paid-in capital                  299,690       175,704
Deficit accumulated during the
  development stage                        (402,870)     (162,852)

Total stockholders' equity                 (102,580)       13,452

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 176,933     $ 233,574

See notes to financial statements.

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 1997 AND 1996
AND THE PERIOD FROM JUNE 14, 1994 (DATE OF INCEPTION) TO MAY 31, 1997

                                                            June 14, 1994
                                  Year Ended   Year Ended   (Inception) to
                                 May 31,1997  May 31,1996    May 31, 1997
                                 -----------  -----------   --------------
SALES                             $  48,381     $  3,448      $  51,829

Cost of goods sold                   25,078        2,319         27,397
                                  ---------     --------      ---------
Gross profit                         23,303        1,129         24,432

EXPENSES

Freight                               5,314            0          5,314
Research and development                  0          267         17,841
Professional fees                    49,445        7,808         66,133
Advertising and promotion            60,125        3,162         64,850
Travel                               21,132       10,376         35,204
Rent                                  9,330        8,640         22,108
Office, telephone, and other
  operating expenses                 71,325        7,335         98,498
Interest                             18,825        6,033         24,858
Depreciation                         15,733        8,856         28,923
Amortization                         12,092        5,764         63,573
Total expenses                      263,321       58,241        427,302
                                 ----------    ---------    -----------
NET LOSS                         $ (240,018)   $ (57,112)   $  (402,870)

See notes to financial statements.

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 1997 AND 1996
AND THE PERIOD FROM JUNE 14, 1994 (DATE OF INCEPTION) TO MAY 31, 1997

                       Common Stock
                   ---------------------
                    Number of
                     Shares               Additional                 Total
                   Issued and              Paid-in  Accumulated  Stockholders'
                   Outstanding    Amount   Capital    Deficit       Equity
                   -----------    ------  --------- -----------  ------------
Balance at
inception                    -     $  -   $       -   $      -     $       -

Issuance of
common stock         6,000,000      600     168,104          -       168,704

Net loss, year
ended
May 31, 1995                 -        -           -    (105,740)    (105,740)

Balance,
May 31, 1995         6,000,000      600     168,104    (105,740)      62,964

Capital
contributions                -        -       7,600           -        7,600

Return of stock
to treasury         (3,060,000)    (306)          -           -            -

Issuance of
common stock         3,060,000      306           -           -            -

Net loss, year
ended
May 31, 1996                 -        -           -     (57,112)     (57,112)

Balance,
May 31, 1996         6,000,000      600     175,704    (162,852)      13,452

Capital
contributions                -        -     120,386           -      120,386

Return of stock
to treasury         (1,014,000)    (101)          -           -            -

Issuance of
common stock         1,014,600      101       3,600           -        3,600

Net loss, year
ended
May 31, 1997                 -        -           -    (240,018)    (240,018)

Balance May 31, 1997 6,000,600     $600   $ 299,690   $(402,870)  $ (102,580)

See notes to financial statements.

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 1997 AND 1996
AND THE PERIOD FROM JUNE 14, 1994 (DATE OF INCEPTION) TO MAY 31, 1997

                                                               June 14, 1994
                                      Year Ended   Year Ended  (Inception) to
                                      May 31,1997  May 31,1996  May 31, 1997
                                     ------------  -----------  ------------
Reconciliation of Net Income to
Net Cash Provided by Operating
Activities

Net loss                              $ (240,018)   $ (57,112)   $ (402,870)

Reconciling adjustments

Amortization                               12,092       5,764        63,573
Depreciation                               15,733       8,856        28,923
Decrease (increase) in receivables          7,482     (10,545)       (3,063)
Decrease (increase) in inventories          7,022      (8,039)      (77,946)
Decrease (increase) in prepaid expenses    11,821     (13,821)       79,461
Increase in accounts payable               49,167      16,540        (2,000)
Increase in accrued expenses               40,000           0        40,000
Increase in accrued interest               18,824       6,033        24,857

Total changes to account balances         162,141       4,788       153,805

Net cash used by operating activities     (77,877)    (52,324)     (249,065)

Cash Flows From Investing Activities
Acquisition of property and equipment      (1,286)    (50,139)      (81,818)
Purchase of technology and trademarks           0     (47,455)      (47,455)
Development of proprietary manuals              0           0       (43,333)
Organization costs paid                         0           0       (13,004)

Net cash used by investing activities      (1,286)    (97,594)     (185,610)

Cash Flows From Financing Activities
Capital contributions                     123,986       7,600       300,290
Notes payable                               7,900      61,295        69,195
          Loans from stockholders         (56,500)     84,500        66,000

Net cash provided by financing activities  75,386     153,395       435,485

Net increase (decrease) in cash            (3,777)      3,477           810

Cash balance, beginning of period           4,587       1,110             0

Cash balance, end of period              $    810    $  4,587      $    810

See notes to financial statements.

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 1997 AND 1996

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEPRECIATION

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and an accelerated method for tax purposes.

AMORTIZATION

Proprietary manuals which are considered pre-opening costs have been amortized over a one year period. Rights to technology and associated trademarks are amortized using the straight-line method over five years. Deferred charges are amortized using the straight-line method over five years.

INVENTORIES

Inventories are stated at the lower of cost or market.  See Note D.

ADJUSTMENTS

These financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. All adjustments are of a normal recurring nature.

NOTE B:  DEVELOPMENT STAGE OPERATIONS

The company was incorporated on June 14, 1994. It was founded to identify and develop opportunities within the sports marketing and entertainment business community.

Activities since inception have included research, feasibility studies, development of business plans and operating procedures, acquisition analysis, raising of capital, promotion, identification of key executives and administrative functions.

During the fiscal year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. As a result of this acquisition, The Company entered the paintball industry with the anticipation of generating revenues from the sale of the Viper M1 paintball marker and related accessories. The Viper marketing program, including use of Internet web sites, publication of articles in leading paintball industry magazines, demonstrations at trade

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 1997 AND 1996
(Continued)

shows, distribution of manuals, brochures and other marketing materials to dealers, and establishment of a telemarketing department, created demand for the Viper M1 marker and accessories that resulted in a backlog of orders that remained at the end of the fiscal year ended May 31, 1997.

During the fiscal year ended May 31, 1997, the Company acquired the assets of High School Football All American Bowl, Inc. With this acquisition, the Company obtained the rights to produce its first major sports event, the All American Bowl, which is scheduled to be played on July 5, 1997. The All American Bowl is the inaugural event of the Company's planned National High School Sports Classic series which will include all star games and championship team events in a wide range of high school sports.

See NOTE C for additional discussion of these acquisitions.

The Company has established an Internet web site called USA SportsNet. This site remains under development at May 31, 1997 and has been used principally to communicate information regarding the Company's goals and to promote sales of the Viper M1 paintball marker.

An initial public offering of the Company's common stock for up to $9,000,000 was made effective by the Securities and Exchange Commission on November 21, 1996. The offering consisted of 30,000 units of common stock at $300 per unit, each unit consisting of 50 shares. The offering period of 180 days concluded on May 21, 1997. Only a minimal number of shares were sold by the Company's officers on a best efforts basis.

NOTE C: ACQUISITION AGREEMENTS

On January 5, 1996, the Company acquired the assets of Performance Paintball Products, Inc. of Riviera Beach, Florida in exchange for a note in the amount of $101,925 (See NOTE H). The assets consist of inventory, property and equipment necessary to conduct the business of producing the Viper M1 paintball marker and related accessories. Included in the purchase were exclusive rights to use of the Viper name and related technology. In conjunction with this purchase, the Company entered into a five year agreement with Micro Tool Engineering, Inc. to manufacture and assemble the paintball products. The Company reimburses Micro Tool for its services on a cost plus 15% basis.

On January 1, 1997, the Company acquired the assets of High School Football All American Bowl, Inc., of Allentown, Pennsylvania for 100,000 shares of restricted common stock and 20% of the net profit, if any, from the 1997 All American Bowl, a national high school all star football game. The rights acquired include, but are not limited to, the right to produce and promote the All American Bowl and the use of all titles, trade names, trademarks and logos of the event. The Company entered into a consulting and noncompete agreement with the founder of the All American Bowl to serve as the Company's Executive Director of the event for a three year period for 67,000 shares of restricted common stock and a monthly consulting fee.

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 1997 AND 1996
(Continued)

NOTE D:  INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to paintball markers and accessories. Inventories are carried at cost which is considered to be less than market value.

NOTE E:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 1997 and 1996:

                                           May 31, 1997  May 31, 1996
                                           ------------  ------------
       Computer hardware                      $10,542       $10,542
       Computer software                       10,564         9,964
       Furniture, fixtures and equipment       10,572         9,887
       Tools, dies and fixtures                50,140        50,140

       Total cost                              81,818        80,533

       Less: accumulated depreciation         (28,924)      (13,191)

       Total net property and equipment       $52,894       $67,342

The useful lives assigned to property and equipment to compute depreciation are:
       Computer hardware                      5 years
       Computer  software                     5 years
       Furniture, fixtures and equipment      7 years
       Tools, dies and fixtures               5 years

NOTE F:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $7,585 and $4,984, at May 31, 1997 and 1996, respectively.

NOTE G:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of professional fees and miscellaneous trade payables. Accrued expenses consist of production costs for the 1997 All American Bowl.

NOTE H: NOTES PAYABLE

In connection with the asset purchase from Performance Paintball Products, Inc. discussed in NOTES B and C, the Company recorded a note payable in the initial amount of $101,295. Subsequent payments totaling $54,500 reduced the balance to $46,795 as of May 31, 1997. Interest is accrued on the unpaid balance of the note at the rate of 10%. The balance of principal and interest was initially due on December 31, 1996, but the due date has been extended to December 31, 1997. There are no other payment requirements. Rene Lacasse and Jack Enterline, directors of U S Amateur Sports, Inc., are each owners of twenty five (25%) of the outstanding stock of Performance Paintball Products, Inc.

U S AMATEUR SPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 1997 AND 1996
(Continued)

On December 16, 1996 the Company borrowed $2,400 from Amateur Athletes of America, Inc. The note bears interest at the rate of 12.25% per annum with the balance of principal and interest due to be paid no later than December 31, 1997. Gerald Bergman, Treasurer, Director and shareholder of the Company, is the sole owner of Amateur Athletes of America, Inc.

The Company borrowed $10,000 from Wizard Capital Associates on February 20, 1997 and $10,000 from Anthony Fedyna on April 4, 1997. Both notes are payable upon demand by the holder and bear interest at the rate of 15% per annum and are personally guaranteed by the chief executive officer and treasurer.

NOTE I: LOANS FROM STOCKHOLDERS

During the year ended May 31, 1997, the Company's Chief Executive Officer, David J. Panaia, and Treasurer, Gerald V. Bergman, contributed to capital a total of $94,350 which had previously been recorded as loans from stockholders. The remaining balance of $66,000 in loans from stockholders as of May 31,1997 was loaned by Derek Panaia, a non-affiliate who is the son of David Panaia, in return for an unsecured note bearing interest at the prime rate plus 6% with monthly payments consisting of interest only and the balance of principal due no later than December 31, 1997.

David Panaia and Gerald Bergman additionally contributed to capital a total of $26,036 which had previously been recorded in accounts payable as amounts due for reimbursable expenses.

NOTE J: RETURN OF STOCK TO TREASURY

At inception, 50,000,000 shares of common stock were authorized, and 6,000,000 shares were issued to David J. Panaia as sole shareholder of the corporation. Stock subsequently issued from the treasury for services rendered or value received by the corporation was replaced by an identical number of shares returned to the treasury by Mr. Panaia to prevent dilution of the value of stock held by others. As of May 31, 1997, Mr. Panaia had returned a total of 4,074,000 shares of stock to the treasury.

NOTE K: RECOVERABILITY OF ASSETS AND GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's continued existence is dependent upon its ability to secure financing or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U S AMATEUR SPORTS, INC.

                                   /s/ David J. Panaia
August 7, 1997                     David J. Panaia, Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ Gerald V. Bergman
August 7, 1997                     Gerald V. Bergman, Treasurer (Principal
                                   Financial and Accounting Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    U S AMATEUR SPORTS, INC.

August 7, 1997                      /s/ David J. Panaia
                                    David J. Panaia, Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Gerald V. Bergman
August 7, 1997                      Gerald V. Bergman, Treasurer (Principal
                                    (Financial and Accounting Officer)