Form 10QSB
period 1997-08-31
US AMATEUR SPORTS INC
filed 1997-10-20
CIK 1000459

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON,  DC  20549

                           FORM 10-QSB

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: August 31, 1997

              Commission File Number   33-96638-A

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

                    3932 RCA Blvd., Suite 3902
               Palm Beach Gardens, Florida    33410
        -------------------------------------------------
       (Address of principal executive offices) (Zip code)

                          (561) 622-4395
                    -------------------------
                    Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No--

The number of shares outstanding of registrant's classes of common equity, as of August 31, 1997

         Common Stock, Par Value $.0001, 6,000,600 Shares

                     U S AMATEUR SPORTS, INC.
                           Form 10-QSB
                         August 31, 1997


                              INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets:
               August 31, 1997 and May 31, 1997                  3

          Statements of Operations:
               Three-Month Periods Ended
               August 31, 1997 and 1996                         4

          Statements of Cash Flows:
               Three-Month Periods Ended
               August 31, 1997 and 1996                         5

          Statement of Stockholders' Equity                     6

          Notes to Financial Statements                         7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                   10

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                   12
ITEM 2.   CHANGES IN SECURITIES.                               12
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                     12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 12
ITEM 5.   OTHER INFORMATION.                                   12
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     12

          SIGNATURES                                           12

                    U S AMATEUR SPORTS, INC.
                          BALANCE SHEETS
                 August 31, 1997 and May 31, 1997
                           (Unaudited)

                                        August 31, 1997       May 31, 1997
                                        ---------------       ------------
ASSETS

Cash                                      $   7,092             $     810
Accounts and advances
  receivable                                    273                 3,064
Inventories                                  81,264                77,946
Prepaid expense                               4,944                 2,000
Property and equipment                       48,954                52,894
Rights to technology and
  associated trademarks                      32,428                34,800
Deferred charges                              4,769                 5,419

TOTAL ASSETS                              $ 179,724             $ 176,933

LIABILITIES

Accounts payable                          $ 149,724             $  79,461
Notes payable                               195,582                69,195
Loans from stockholders                      18,600                66,000
Accrued expenses                                  0                40,000
Accrued interest                             18,349                24,857

Total liabilities                           382,255               279,513

STOCKHOLDERS' EQUITY

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  6,000,600 shares issued
  and outstanding                               600                   600
Additional paid-in capital                  299,690               299,690
Accumulated deficit                        (502,821)             (402,870)

Total stockholders' equity                 (202,531)             (102,580)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 179,724             $ 176,933

See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                     STATEMENTS OF OPERATIONS
        Three-Month Periods Ended August 31, 1997 and 1996
                           (Unaudited)

                                         Three Months Ended August 31,
                                            1997              1996
                                          --------          --------
REVENUES

Net sales                                 $ 21,338          $ 14,083
Other income                                 3,259                 0

      TOTAL REVENUES                        24,597            14,083

COSTS AND EXPENSES

Cost of products sold                        3,351             6,333
Cost of event production and promotion      71,662                 0
Freight                                      2,843               295
Professional fees                           14,750            13,798
Advertising and promotion                        0             1,826
Travel                                       4,603             2,419
Rent                                         5,904             2,120
Office, telephone, and other
  operating expenses                        12,810             5,676
Interest                                     1,736             4,387
Depreciation                                 3,940             3,911
Amortization                                 3,023             3,023

     TOTAL COSTS AND EXPENSES              122,302            43,788

NET LOSS                                 $ (99,951)         $(29,705)

See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                     STATEMENTS OF CASH FLOWS
        Three-Month Periods Ended August 31, 1997 and 1996
                           (Unaudited)

                                             Three Months Ended August 31,
                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES         -----------      -----------

Net loss                                     $ (99,951)       $ (29,705)
Reconciling adjustments:
     Amortization                                3,023            3,023
     Depreciation                                3,940            3,911
     Decrease (increase) in receivables          2,791           (4,167)
     Decrease (increase) in inventories         (3,318)           5,720
     Decrease (increase) in prepaid expenses    (2,944)          (3,848)
     Increase (decrease) in accounts payable    70,263            6,271
     Increase (decrease) in accrued expenses   (40,000)               0
     Increase (decrease) in accrued interest    (6,509)           4,387

     NET CASH USED BY OPERATING ACTIVITIES     (72,705)         (14,408)

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment           0           (1,286)

     NET CASH USED BY INVESTING ACTIVITIES           0           (1,286)

CASH FLOWS FROM FINANCING ACTIVITIES

     Notes payable                             126,387                0
     Loans from stockholders                   (47,400)          13,000

     NET CASH PROVIDED BY FINANCING ACTIVITIES  78,987           13,000

NET INCREASE(DECREASE) IN CASH                   6,282           (2,694)

CASH AT BEGINNING OF PERIOD                        810            4,587

CASH AT END OF PERIOD                         $  7,092         $  1,893

See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                STATEMENT OF STOCKHOLDERS' EQUITY
             Three-Month Period Ended August 31, 1997
                 and the Year Ended May 31, 1997
                           (Unaudited)

                       Common Stock
                   ---------------------
                    Number of
                     Shares               Additional                 Total
                   Issued and              Paid-in  Accumulated  Stockholders'
                   Outstanding    Amount   Capital    Deficit       Equity
                   -----------    ------  --------- -----------  ------------
Balance,
June 1, 1996         6,000,000     $600    $175,704   $(162,852)   $ 13,452

Capital
contributions                -        -     120,386           -     120,386

Return of stock
to Treasury         (1,014,000)    (101)          -           -           -

Issuance of
common stock         1,014,600      101       3,600          -         3,600

Net loss, year
ended
May 31, 1997                 -        -           -    (240,018)    (240,018)

Balance,
May 31, 1997         6,000,600      600     299,690    (402,870)    (102,580)

Net loss, three
months ended
August 31, 1997              -        -           -     (99,951)     (99,951)

Balance,
August 31, 1997      6,000,600     $600    $299,690   $(502,821)   $(202,531)

See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     August 31, 1997 and 1996
                           (Unaudited)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1997.

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

NOTE C:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 1997 and 1996:

                                         August 31, 1997 August 31, 1996
                                         --------------- ---------------
       Computer hardware                      $10,542       $10,542
       Computer software                       10,564        10,564
       Furniture, fixtures and equipment       10,572        10,572
       Tools, dies and fixtures                50,140        50,140

       Total cost                              81,818        81,818

       Less: accumulated depreciation         (32,864)      (17,102)

       Total net property and equipment       $48,954       $64,716

The useful lives assigned to property and equipment to compute depreciation are:

       Computer hardware                      5 years
       Computer  software                     5 years
       Furniture, fixtures and equipment      7 years
       Tools, dies and fixtures               5 years

NOTE D: RIGHTS TO TECHNOLOGY AND ASSOCIATED TRADEMARKS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. These rights are valued at $47,455 less accumulated amortization of $15,027 and $5,536, at August 31, 1997 and 1996, respectively.

NOTE E:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $8,235 and $5,634, at August 31, 1997 and 1996, respectively.

NOTE F:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of professional fees, trade payables and production and promotion costs owed in connection with the 1997 All American Bowl.

NOTE G: NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

On July 21, 1997, the Company entered into an agreement with Performance Paintball Products, Inc. to cancel a note payable recorded in connection with the purchase of certain assets of Performance Paintball Products. A new note was recorded in the principal amount of $51,795. Under the agreement, monthly payments of principal and interest will begin on October 21, 1997 and continue until the final payment is made on September 21, 1998.

On August 12, 1997, the Company borrowed $100,000 from Stratex Corporation. Monthly payments consisting solely of interest commence September 1, 1997 and continue until September 1, 1998, at which time all principal and interest is due. The note bears interest at the rate of prime plus 6%. A portion of the proceeds from this borrowing were used to reduce the balance of a loan from Derek Panaia, a non-affiliate stockholder who is the son of David Panaia.

The remaining balances of notes payable and loans from stockholders consist of miscellaneous amounts borrowed to finance the Company's operations.

NOTE H: RECOVERABILITY OF ASSETS AND GOING CONCERN

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

During the three months ended August 31, 1997, management focused on four goals:

(1) commencement of full production of the Viper M1 paintball marker,
(2) successful presentation of the l997 All American Bowl,
(3) continued development of the USA SportsNet Internet web site, and
(4) attainment of approval for trading of the Company's common stock on NASDAQ's OTC Bulletin Board.

USA PERFORMANCE PRODUCTS

Having approved the final design of the Viper M1 for full production, management structured a production plan with the aid of its manufacturing subcontractor, Micro Tool Engineering, Inc.(MTE), to gradually increase the number of units produced to 1,000 per month by the end of the current fiscal year. Achievement of this target will be dependent on production capacity and financial resources.

In addition to reorganizing production lines at MTE to boost that company's volume, MTE will assist in the identification of an additional manufacturer in order to ensure that future demand for the marker can be met. Management believes that the demand for the Viper M1 that will be generated from the Company's existing distribution through its dealer network and through its Internet web site can be satisfied with current manufacturing arrangements. However, the Company intends to position itself to meet the greater production requirements that can be developed through penetration of new markets (e.g., international and military/police training) and use of new channels (e.g., mass marketing).

Although the profit margins offered by sale of the Viper Ml will provide funds to be reinvested in boosting production volume, the rapid production increases planned by the Company will require additional capital. See the section entitled Liquidity and Capital Resources below for further discussion.

NATIONAL HIGH SCHOOL SPORTS CLASSICS

The 1997 All American Bowl, the first event in the Company's National High School Sports Classics, was played on July 5, 1997 and broadcast in over 40 million households across the nation via the Sunshine Network, Fox Sports regional affiliates and other local networks. As was anticipated, the event resulted in a financial loss. The loss recorded in the financial statements for the three months ended August 31, 1997 was greater than expected. Sales of tickets, programs, tee shirts and other memorabilia were disrupted by a severe storm that hit the game site in Palm Beach Gardens, Florida. However, although the inclement weather delayed play, it did not prevent the game from proceeding. The excitement of the game itself, which featured big plays and a close score (West 20 East 17). celebrity coaches (former NFL stars Greg Pruitt and Mike Fowler), the top college football recruits in the nation and a very professional presentation by the Sunshine Network, made the event an artistic success. The very positive response to the game indicates that this event will attract sufficient sponsorship in the future to significantly contribute to the Company's profitability.

USA SPORTSNET

One of management's goals for the current fiscal year is transformation of the USA SportsNet web site into a profit center. Although it has been demonstrated that significant sales of the Viper M1 can be achieved over the Internet, considerable additional development of the site and linking to other high-traffic sites is needed in order to increase traffic at USA SportsNet and encourage repeat visits. This work continued during the first quarter of the current fiscal year.

MARKET FOR COMMON EQUITY

There is currently no market for the Company's stock nor is the Company's stock listed on any exchange. It is the Company's intention to seek such a listing on the NASDAQ OTC Bulletin Board or an exchange after it is qualified to do so. EquiTrade Securities Corporation, 23736 Birtcher Drive, Lake Forest, California, 92630, has filed Form 211 to represent the Company as a market maker, and the Company's stock has been assigned the trading symbol USSP. Further actions await approval from the OTC Compliance Unit of NASD Regulation, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1997, current assets totaled $93,573 compared to $83,820 at the prior year end. Of the $9,753 increase in current assets, an increase in cash accounted for $6,282. Inventory purchased for the All American Bowl and remaining for sale as memorabilia accounted for an increase in inventories of $3,318. An increase of $2,944 in prepaid expense offset a decline of $2,791 in accounts receivable. All other assets decreased as a result of normal amortization and depreciation. Accounts payable grew from $79,461 to $149,724 during the same time period. This increase was related to costs of producing and promoting the All American Bowl. The remaining liabilities of the Company consisted of principal and interest accrued on notes payable and loans from stockholders.

On July 21, 1997, the Company entered into an agreement with Performance Paintball Products, Inc. to cancel a note payable recorded in connection with the purchase of certain assets of Performance Paintball Products. A new note was recorded in the principal amount of $51,795. Under the agreement, monthly payments of principal and interest will begin on October 21, 1997 and continue until the final payment is made on September 21, 1998.

On August 12, 1997, the company borrowed $100,000 from Stratex Corporation. Monthly payments consisting solely of interest commenced September 1, 1997 and continue until September 1, 1998, at which time all principal and interest is due. The note bears interest at the rate of prime plus 6%. A portion of the proceeds from this borrowing were used to reduce the balance of a loan from Derek Panaia, a non-affiliate stockholder who is the son of David Panaia The remainder of the proceeds were used to fund the current production run of the Viper M1.

The Company is seeking additional outside financing to meet its operational requirements. Management believes that additional loans from stockholders and capital contributions will be sufficient to fund operations and meet its current obligations. In addition, management is negotiating an agreement for inventory sale and repurchase as a means of funding Viper M1 production.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31,1997 WITH THE THREE MONTHS ENDED AUGUST 31, 1996

Revenue for the period ended August 3l, l997 was $24,597 compared to $l4,083 of revenue recorded during the same period of the prior year. Prior period revenues resulted from initial sales of the Viper Ml, while the majority of revenues in the current period were derived from the sale of advertising, tickets and memorabilia connected with the All American Bowl. $3,259 in other income recorded during the current period represented a gain realized from renegotiation of a note payable. However, the Company's net loss during the current year period was $99,951 compared to $29,705 during the same period of the prior year. An increase in expense of $71,662 created by the cost of producing and promoting the All American Bowl was responsible for the increased loss.

                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company knows of no material pending legal proceedings to which the Company is a party or which any of its business units are the subject and no such proceedings are known to the Company.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits - None
          (b)     Reports  - None

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U S AMATEUR SPORTS, INC.

October 15, 1997                   /s/ Gerald V. Bergman
                                   Gerald V. Bergman
                                   Chief Financial Officer
                                12