Form 10QSB
period 1997-11-30
US AMATEUR SPORTS INC
filed 1998-01-20
CIK 1000459

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended November 30, 1997

                Commission File Number 33-96638-A

                     U S AMATEUR SPORTS, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Florida                                        65-0538051
------------------------------             ----------------------------------
State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation or organization)

3932 RCA Boulevard, Suite 3902, Palm Beach Gardens, Florida 33410
------------------------------------------------------------------
             (Address of principal executive offices)

                          (561) 622-4395
        --------------------------------------------------
       (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [ X ] Yes           [   ] No

As of November 30, 1997, the Registrant had 6,000,600 Shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]     No [ X ]

U S Amateur Sports, Inc.                          Form 10-QSB
                                                  November 30, 1997
                              INDEX
                                                  Page No.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets:

               November 3O, 1997 and 1996                3

          Statements of Operations:

               Six-Month Periods Ended
               November 30, 1997 and 1996              4

               Three-Month Periods Ended
               November 30, 1997 and 1996              5

          Statements of Cash Flows:

               Six-Month Periods Ended
               November 30, 1997 and 1996              6

          Notes to Financial Statements                7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                         11

PART II   OTHER INFORMATION

          ITEMS 1-6                                    13

                     U S AMATEUR SPORTS, INC.
                          BALANCE SHEETS
                    NOVEMBER 30, 1997 AND 1996
                           (Unaudited)

                                        November 30, 1997   November 30, 1996
                                        -----------------   -----------------
ASSETS

  Cash                                     $    2,271          $      930
  Accounts and advances receivable                  0              16,967
  Inventories                                  83,546              77,808
  Prepaid expense                                   0               9,821
  Property and equipment                       45,014              60,774
  Rights to technology and
    associated trademarks                      30,055              39,546
  Deferred charges                              4,119               6,719
                                           ----------          ----------
      TOTAL ASSETS                         $  165,005          $  212,565
                                           ==========          ==========
LIABILITIES

  Accounts payable                         $  189,316          $   16,211
  Notes payable                               195,582              61,295
  Loans from stockholders                      18,600             130,750
  Accrued interest                              7,927              14,967
                                           ----------          ----------
      TOTAL LIABILITIES                       411,425             223,223
                                           ----------          ----------
STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value,
       50,000,000 shares authorized,
       6,000,600 shares issued and
       outstanding                                600                 600
   Additional paid-in capital                 299,690             211,740
   Accumulated deficit                       (546,710)           (222,998)
                                           ----------          ----------
      TOTAL STOCKHOLDERS' EQUITY             (246,420)            (10,658)
                                           ----------          ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $  165,005          $  212,565
                                           ==========          ==========

                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                     STATEMENTS OF OPERATIONS
        Six-Month Periods Ended November 30, 1997 and 1996
                           (Unaudited)

                                           Six Months           Six Months
                                              Ended                Ended
                                        November 30, 1997    November 30, 1996
REVENUES                                -----------------    -----------------
    Net sales                              $    31,413           $   30,022
    Other income                                 3,504                    0
                                           -----------           ----------
      TOTAL REVENUES                            34,917               30,022

COSTS AND EXPENSES

    Cost of products sold                       10,299               14,896
    Cost of event production and promotion      72,467                    0
    Freight                                      3,952                1,286
    Professional fees                           25,662               22,822
    Advertising and promotion                    3,659                2,146
    Travel                                       8,392                8,946
    Rent                                        11,769                4,692
    Office, telephone and other
      operating expenses                        20,632               12,547
    Interest                                     7,999                8,934
    Depreciation                                 7,880                7,853
    Amortization                                 6,046                6,046
                                            ----------            ---------
      TOTAL COSTS AND EXPENSES                 178,757               90,168
                                            ----------            ---------
NET LOSS                                    $ (143,840)           $ (60,146)
                                            ==========            =========
                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                     STATEMENTS OF OPERATIONS
       Three-Month Periods Ended November 30, 1997 and 1996
                           (Unaudited)

                                         Three Months        Three Months
                                             Ended               Ended
                                       November 30, 1997   November 30, 1996
REVENUES                               -----------------   -----------------

    Net sales                             $    10,075         $   15,939
    Other income                                  245                  0
                                          -----------         ----------
      TOTAL REVENUES                           10,320             15,939

COSTS AND EXPENSES

    Cost of products sold                       6,948              8,563
    Cost of event production and promotion        805                  0
    Freight                                     1,109                991
    Professional fees                          10,912              9,024
    Advertising and promotion                   3,659                320
    Travel                                      3,789              6,527
    Rent                                        5,865              2,572
    Office, telephone and other
      operating expenses                        7,822              6,871
    Interest                                    6,263              4,547
    Depreciation                                3,940              3,942
    Amortization                                3,023              3,023
                                          -----------         ----------
      TOTAL COSTS AND EXPENSES                 54,135             46,380
                                          -----------         ----------
NET LOSS                                  $   (43,815)        $  (30,441)
                                          ===========         ==========

                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                     STATEMENTS OF CASH FLOWS
        Six-Month Periods Ended November 30, 1997 and 1996
                           (Unaudited)

                                            Six Months         Six Months
                                              Ended              Ended
                                         November 30, 1997  November 30, 1996
                                         -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                    $ (143,840)    $  (60,146)
  Reconciling adjustments:
    Amortization                                   6,046          6,046
    Depreciation                                   7,880          7,853
    Decrease (increase) in receivables             3,064         (6,422)
    Decrease (increase) in inventories            (5,600)         7,160
    Decrease (increase) in prepaid expenses        2,000          4,000
    Increase (decrease) in accounts payable      109,854        (14,082)
    Increase (decrease) in accrued expenses      (40,000)             0
    Increase (decrease) in accrued interest      (16,930)         8,934
                                               ---------     ----------
NET CASH USED BY OPERATING ACTIVITIES            (77,526)       (46,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment              0         (1,286)
                                               ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                  0         (1,286)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Capital contributions                              0         36,036
    Notes payable                                126,387              0
    Loans from stockholders                      (47,400)         8,250
                                               ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         78,987         44,286
                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH                    1,461         (3,657)

CASH AT BEGINNING OF PERIOD                          810          4,587
                                               ---------      ---------
CASH AT END OF PERIOD                          $   2,271      $     930
                                               =========      =========

                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    November 30, 1997 and 1996
                           (Unaudited)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1997.

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

NOTE C:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 1997 and 1996:

                                     November 30, 1997   November 30, 1996
                                     -----------------   -----------------
Computer hardware                        $  10,542           $  10,542
Computer software                           10,564              10,564
Furniture, fixtures and equipment           10,572              10,572
Tools, dies and fixtures                    50,140              50,140
                                         ---------           ---------
          Total cost                        81,818              81,818

Less: accumulated depreciation             (36,804)            (21,044)
                                         ---------           ---------
Total net property and equipment         $  45,014           $  60,774
                                         =========           =========

The useful lives assigned to property and equipment to compute depreciation are:

          Computer hardware                       5 years
          Computer software                       5 years
          Furniture, fixtures and equipment       7 years
          Tools, dies and fixtures                5 years

NOTE D:  RIGHTS TO TECHNOLOGY AND ASSOCIATED TRADEMARKS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. These rights are valued at $47,455 less accumulated amortization of $17,400 and $7,909 at November 30, 1997 and 1996, respectively.

NOTE E:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $8,885 and $6,285 at November 30, 1997 and 1996, respectively.

NOTE F:  ACCOUNTS PAYABLE

Accounts payable consist of professional fees, trade payables and production and promotion costs owed in connection with the 1997 All American Bowl.

NOTE G:  NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

On July 21, 1997, the Company entered into an agreement with Performance Paintball Products, Inc. to cancel a note payable recorded in connection with the purchase of certain assets of Performance Paintball Products. A new note was recorded in the principal amount of $51,795. Under the agreement, monthly payments of principal and interest commenced on October 21, 1997 and continue until the final payment is made on September 21, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the three months ended November 3O, 1997, management focused on attainment of approval for trading of the Company's common stock on the OTC Bulletin Board while seeking to establish the production capacity and financial resources needed to commence full production of the Viper M1 paintball marker and continuing development of the USA SportsNet web site.

In addition, management announced its plan to use its common stock to achieve rapid growth by means of acquisition via tax-free stock exchange. Using this means to consolidate attractive market niches, the objective is to develop a market leader that can realize enhanced profitability through the synergistic benefits created by the consolidation.

Market for Common Equity

On October 31, 1997, the OTC Compliance Unit of NASD Regulation, Inc. cleared the request submitted by Equitrade Securities Corporation for quotation on the OTC Bulletin Board for US Amateur Sports common stock. Equitrade, located at 23736 Birtcher Drive, Lake Forest, California 92630, was established as the lead market maker for the stock which had been assigned the trading symbol USSP.

With an opening price of $1.00, the stock has traded at prices ranging from a low of $.62 to a high of $1.31. This achievement of trading status enables the Company to pursue growth through acquisitions.

The Consolidation Business Concept

Management has identified niches within the sports industry that offer strong growth potential, but which lack dominant market leaders. By using its stock to implement an acquisition strategy, the Company intends to consolidate, or "roll up," the fragmented segments that have been targeted. Management believes the sports industry, and particularly amateur athletics, offers an extremely large market with segments that are underdeveloped and unthreatened by technology. Although the roll-up concept has been applied successfully to products and services as diverse as office supplies, auto dealerships and waste management, sports offers virgin territory for use of this approach.

The Company has selected paintball for an initial consolidation target. Having developed from an idea to a billion-dollar industry in less than 16 years, it is one of the fastest growing sports in the world. This segment is extremely fragmented, with the majority of products produced by small privately-owned companies. Most of these products are then sold by "mom and pop" retail outlets. The Company intends to use the Viper M1 as a beachhead within the industry to acquire other manufacturers and suppliers so that the USA Performance Products business unit can provide all of the products necessary to play the game. Consolidation of the retail side of the business will then be a logical next step.

Web Site Development

During the second quarter work continued on development of the USA SportsNet web site and linking of the site to other high-traffic internet locations. In addition, a new site was created at www.ussp-stock.com. This site was designed solely to provide information about the Company and its goals for individuals interested in the Company's common stock.

Viper Ml Production

Sales of the Viper M1 paintball marker and accessories continued to be backlogged through the second quarter pending completion of the reorganization of production lines at the Company's manufacturing subcontractor, Micro Tool Engineering, Inc., and securing of additional capital to finance production increases.

Liquiditv and Capital Resources

At November 3O, 1997, current assets totaled $85,817 compared to $105,526 at the end of the corresponding quarter of the prior year. The $19,709 decrease in current assets resulted from collections of accounts receivable and amortization of prepaid expense totaling $26,788 offset by increases in cash and inventories. Cash increased $1,341 while inventories accounted for $5,738, most of which consisted of All American Bowl memorabilia. All other assets decreased as a result of normal amortization and depreciation. Accounts payable grew from $16,211 to $189,316 during the same time period, principally due to costs of producing and promoting the All American Bowl in addition to funding the production of the Viper M1.

Remaining liabilities of the Company consisted of principal and interest accrued on notes payable and loans from stockholders. There were no changes in notes payable or loans from stockholders during the current quarter. Compared to the end of the corresponding quarter of the prior year, notes payable increased by $134,287 while loans from stockholders decreased $112,150. The major portion of this change was created on August 12, 1997 when the Company borrowed $100,000 from Stratex Corporation and used proceeds to reduce the balance of a loan from Derek Panaia, a non-affiliate stockholder who is the son of David Panaia. In accordance with the terms of the loan from Stratex Corporation, monthly payments consisting solely of interest commenced September 1, 1997 and continue until September 1, 1998, at which time all principal and interest is due. The note bears interest at the rate of prime plus 6%.

The Company continues to seek additional outside financing to meet its operational requirements. Management believes that additional loans from stockholders and capital contributions will be available if needed to fund operations and meet current obligations.

Results of Operations

Comparison of the Six Months Ended November 30. 1997 with the Six Months Ended November 30, 1996

Revenue for the six-month period ended November 30, 1997 was $34,917 compared to $3O,022 of revenue recorded during the same period of the prior year. Revenues during the current period included $17,120 derived from the sale of advertising, tickets and memorabilia connected with the All American Bowl. Other income included $3,259 which represented a gain realized from renegotiation of a note payable. Remaining revenues consisted of sales of the Viper M1. Viper M1 sales accounted for all of the revenues in the prior year period. The Company's net loss during the current year period was $143,840 compared to $6O,146 during the same period of the prior year. The larger net loss reflected an increase in total expenses of $88,589. The cost of producing and promoting the All American Bowl accounted for $72,467 of the expense increase.

Comparison of the Three Months Ended November 30, 1997 with the Three Months Ended November 30, 1996

Revenue for the three-month period ended November 3O, 1997 was $1O,320 compared to $15,939 recorded during the same period of the prior year. Revenue during both periods consisted of sales of the Viper M1. The decrease resulted from production limitations pending reorganization of manufacturing lines and securing of additional capital to finance production increases. Total costs and expenses rose from $46,380 to $54,135 with expenses rising in all categories except travel. As a result, the Company's net loss during the current year period was $43,815 compared to $3O,441 during the same period of the prior year.

                        OTHER INFORMATION
                             PART II

ITEM 1. Legal Proceedings.

The Company has been named as a defendant in a lawsuit brought by one of its creditors in connection with a lease agreement for certain computer and telephone equipment. One other creditor has threatened legal action because payment has been withheld for printing services which are in dispute because of poor quality. The Company believes that these actions will be resolved without a material adverse effect on the Company or its prospects.

The Company knows of no other material pending legal proceedings to which the Company is a party or to which any of its business units are subject.

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

                              U S AMATEUR SPORTS, INC.

                              By /s/ Gerald V. Bergman
                                 Gerald V. Bergman
                                 Chief Financial Officer
Date:  January 15, 1998
                                12