Form 10QSB
period 1998-02-28
US AMATEUR SPORTS INC
filed 1998-04-15
CIK 1000459

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended: February 28, 1998

              Commission File Number   33-96638-A

                     U S AMATEUR SPORTS, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Florida                                    65-0538051
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

  3932 RCA Blvd., Suite 3209, Palm Beach Gardens, Florida  33410
  --------------------------------------------------------------
             (Address of principal executive offices)

                          (561) 622-4395
        --------------------------------------------------
       (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X               No___

As of February 28, 1998, the issuer had 11,604,600 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format Used (Check one) Yes---  No X

U S AMATEUR SPORTS, INC.                     Form 10-QSB
                                             February 28, 1998

                              INDEX

PART I    FINANCIAL INFORMATION                             Page No.

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
               February 28, 1998 and 1997                        3

          Consolidated Statements of Operations:
               Nine-month Periods Ended
               February 28, 1998 and 1997                        4

               Three-Month Periods ended
               February 28, 1998 and 1997                        5

          Consolidated Statements of Cash Flows:
               Nine-Month Periods Ended
               February 28, 1998 and 1997                        6

          Notes to Consolidated Financial Statements             7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION                                      11

PART II   OTHER INFORMATION

          Items 1-6                                              13

                     U S AMATEUR SPORTS, INC.
                   CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 28, 1998 AND 1997
                           (Unaudited)
                                                           February 28,
                                                        1998         1997
                                                     ---------     --------
ASSETS
  Cash and cash equivalents                          $  49,057     $  1,690
  Accounts and advances receivable                         707       16,206
  Inventories                                           86,658       78,156
  Prepaid expense                                       40,190        3,000
  Property and equipment                                41,074       56,834
  Rights to technology and associated trademarks        27,682       37,173
  Deferred charges                                       3,469        6,069
                                                      --------     --------
      TOTAL ASSETS                                    $248,837     $199,128
                                                      ========     ========
LIABILITIES
  Accounts payable                                    $183,026     $ 33,387
  Notes payable                                        176,662       59,195
  Loans from stockholders                               82,600      142,350
  Accrued interest                                      10,732       19,573
                                                      --------     --------
      TOTAL LIABILITIES                                453,020      254,505
                                                      --------     --------
STOCKHOLDERS' EQUITY,
  Common stock, $.0001 par value:
      Authorized - 50,000,000 shares;
      Issued and outstanding,
       11,604,600 shares in 1998 and
       6,000,600 shares in 1997                          1,160          600
  Additional paid-in capital                           351,987      215,340
  Accumulated deficit                                 (556,210)    (271,317)
                                                      --------     --------
      TOTAL STOCKHOLDERS' EQUITY                      (204,183)     (55,377)
                                                      --------     --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $248,837     $199,128
                                                      ========     ========
                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       Nine-Month Periods Ended February 28, 1998 and 1997
                           (Unaudited)
                                                            Nine Months
                                                         Ended February 28,
                                                         1998         1997
REVENUES                                              ---------    ---------
    Net sales                                         $  71,948    $  41,400
    Other income                                          3,504            0
                                                      ---------    ---------
      TOTAL REVENUES                                     75,452       41,400

COSTS AND EXPENSES
    Cost of products sold                                13,560       21,450
    Cost of event production and promotion               72,467            0
    Freight                                               4,262        2,748
    Payroll expense                                       4,800            0
    Professional fees                                    36,203       37,203
    Advertising and promotion                            11,063        2,146
    Travel                                                8,842       13,637
    Rent                                                 16,961        7,369
    Office, telephone and other operating expenses       26,829       30,909
    Interest                                             12,916       13,541
    Depreciation                                         11,820       11,793
    Amortization                                          9,069        9,069
                                                      ---------    ---------
      TOTAL COSTS AND EXPENSES                          228,792      149,865
                                                      ---------    ---------
NET LOSS                                              $(153,340)   $(108,465)
                                                      =========    =========
                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
        Three-Month Periods Ended August 31, 1997 and 1996
                    February 28, 1998 and 1997
                           (Unaudited)
                                                            Three Months
                                                         Ended February 28,
                                                         1998         1997
REVENUES                                              ---------    ---------
    Net sales                                         $  40,535    $  11,378
    Other income                                              0            0
                                                      ---------    ---------
      TOTAL REVENUES                                     40,535       11,378

COSTS AND EXPENSES

    Cost of products sold                                 3,261        6,554
    Cost of event production and promotion                    0            0
    Freight                                                 310        1,462
    Payroll expense                                       4,800            0
    Professional fees                                    10,541       14,381
    Advertising and promotion                             7,404            0
    Travel                                                  450        4,691
    Rent                                                  5,192        2,677
    Office, telephone and other operating expenses        6,197       18,362
    Interest                                              4,917        4,607
    Depreciation                                          3,940        3,940
    Amortization                                          3,023        3,023
                                                      ---------    ---------
      TOTAL COSTS AND EXPENSES                           50,035       59,697
                                                      ---------    ---------
NET LOSS                                              $  (9,500)   $ (48,319)
                                                      =========    =========
                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       Nine-Month Periods Ended February 28, 1998 and 1997
                           (Unaudited)
                                                        Nine Months Ended
                                                           February 28,
                                                         1998        1997
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $ (153,340)  $(108,465)
    Reconciling adjustments:
        Amortization                                       9,069       9,069
        Depreciation                                      11,820      11,793
        Decrease (increase) in receivables                 2,357      (5,660)
        Decrease (increase) in inventories                (8,712)      6,812
        Decrease (increase) in prepaid expenses          (38,191)     10,821
        Increase (decrease) in accounts payable          103,565       3,093
        Increase (decrease) in accrued expenses          (40,000)          0
        Increase (decrease) in accrued interest          (14,125)     13,540
                                                      ----------  ----------
          NET CASH USED BY OPERATING ACTIVITIES         (127,557)    (58,997)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                      0      (1,286)
                                                      ----------  ----------
NET CASH USED BY INVESTING ACTIVITIES                          0      (1,286)

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions                                 51,737       39,636
    Notes payable                                        107,467       (2,100)
    Loans from stockholders                               16,600       19,850
                                                       ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                175,804       57,386
                                                      ----------  -----------
NET INCREASE (DECREASE) IN CASH                           48,247       (2,897)

CASH AT BEGINNING OF PERIOD                                  810        4,587
                                                      ----------  -----------
CASH AT END OF PERIOD                                 $   49,057  $     1,690
                                                      ==========  ===========
                See notes to financial statements.

                     U S AMATEUR SPORTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    February 28, 1998 and 1997
                           (Unaudited)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1997.

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. The Company formed USA Performance Products, Inc. as a separate wholly-owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. See note J.

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

NOTE B: CASH EQUIVALENTS

Cash equivalents consist of cash credits received in connection with the sale of All American Bowl Sponsorship Promotional Packages to Itex Corporation. These cash credits will be used for the purchase of products and services provided by other Itex clients.

NOTE C:  INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to paintball markers and accessories. Inventories are carried at cost which is considered to be less than market value.

NOTE D:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 1998 and 1997:

                                                  February 28,
                                                1998          1997
                                              -------       -------
       Computer hardware                      $10,542       $10,542
       Computer software                       10,564        10,564
       Furniture, fixtures and equipment       10,572        10,572
       Tools, dies and fixtures                50,140        50,140
                                              -------       -------
       Total cost                              81,818        81,818

       Less: accumulated depreciation         (40,744)      (24,984)
                                              -------       -------
       Total net property and equipment       $41,074       $56,834
                                              =======       =======

The useful lives assigned to property and equipment to compute depreciation are:

       Computer hardware                      5 years
       Computer  software                     5 years
       Furniture, fixtures and equipment      7 years
       Tools, dies and fixtures               5 years

NOTE E:  RIGHTS TO TECHNOLOGY AND ASSOCIATED TRADEMARKS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. These rights are valued at $47,455 less accumulated amortization of $19,773 and $10,282 at February 28, 1998 and 1997, respectively.

NOTE F:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $9,535 and $6,935, at February 28, 1998 and 1997, respectively.

NOTE G:  ACCOUNTS PAYABLE

Accounts payable consist of professional fees, trade payables and production and promotion costs owed in connection with the 1997 All American Bowl.

NOTE H: NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

On July 21, 1997, the Company entered into an agreement with Performance Paintball Products, Inc. to cancel a note payable recorded in connection with the purchase of certain assets of Performance Paintball Products. A new note was recorded in the principal amount of $51,795. Under the agreement, monthly payments of principal and interest began on October 21, 1997 and continue until the final payment is made on September 21, 1998.

On August 12, 1997, the Company borrowed $100,000 from Stratex Corporation. Monthly payments consisting solely of interest commenced September 1, 1997 and continue until September 1, 1998, at which time all principal and interest is due. The note bears interest at the rate of prime plus 6%. A portion of the proceeds from this borrowing were used to reduce the balance of a loan from Derek Panaia, a stockholder who is the son of David Panaia.

The remaining balances of notes payable and loans from stockholders consist of miscellaneous amounts borrowed to finance the Company's operations.

NOTE I: ISSUANCE OF COMMON STOCK

During the three month period ended February 28, 1998, the Board of Directors authorized the issuance of 5,999,400 shares of common stock which increased the total shares of stock approved for issue to 12,000,000. These newly-issued shares were designated to pay for certain management, financial, marketing and other business related services, to allow certain creditors of the Company to trade their debt for equity and to effect a tax-free acquisition of the assets of Amateur Athletes of America, Inc. 11,604,600 shares were issued and outstanding as of February 28, 1998. See NOTE J.

NOTE J: RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998.

Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USA Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

On February 27, 1998, the Company acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. The Company acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for one million shares of common stock. The ProCard and ComCard are prepaid telephone cards with unique emergency medical features which are marketed through youth athletic organizations. A portion of the stock was used for payment of a note held by Amateur Athletes of America. Amateur Athletes of America, Inc. was a private corporation owned by Linda C. Bergman, wife of Gerald V. Bergman, Treasurer of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

USA PERFORMANCE PRODUCTS

The Company's manufacturing business unit, USA Performance Products (USAPP), was incorporated in the State of Florida as USA Performance Products, Inc. on January 2O, 1998. USAPP was established as a wholly-owned subsidiary of US Amateur Sports, Inc. to formally segregate the business unit's operations and accounts and to facilitate management's focus on development of the Company's paintball business.

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide financing, marketing and management services in support of USA Performance Products. In exchange for performance of these services, Axis was granted 1,500,000 shares of the Company's common stock. The final marketing and management agreement was executed on April 8, 1998.

Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USA Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

Having identified the rapidly-expanding paintball segment of the sports market as a target for consolidation, management believes that these actions will accelerate the growth of this part of the Company's business. USA Performance Products is now positioned to enter into certain strategic alliances that will enable it to penetrate the market segment with sales of paintball products other than the Viper Ml marker,

Sales of the Viper Ml paintball marker and accessories continued to be backlogged through the third quarter because of delays in reorganization of production lines at the Company's manufacturing subcontractor, Micro Tool Engineering, Inc. Although it appears that these delays have been resolved so that fourth quarter production will result in significant improvement in Viper Ml revenues, management is establishing other sources for components of the Viper M1 and accessories in order to reduce dependence on Micro Tool.

USA SPORTSNET

On February 27, 1998, the Company acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. The Company acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for one million shares of common stock. The ProCard and ComCard are prepaid telephone cards with unique emergency medical features which are marketed through youth athletic organizations. These prepaid Cards have been successfully tested, and over one thousand cards have been sold.

The ProCard is featured on USA SportsNet. Management intends to expand the use of the ProCard so that it serves as the foundation for implementation of certain other Internet-related concepts currently under development.

On an average day, USA SportsNet receives in excess of 15,000 visits to its web site. During the third quarter work continued on development of the web site and linking of the site to other high-traffic Internet locations.

ALL AMERICAN SPORTS CLASSICS

The Company's selection committee is in the process of choosing the national high school football "Super 70," Class of'98. Management is currently evaluating several options available for recognition of this year's class of All Americans. The date and venue of the next All American Bowl has not been determined, but it is likely that the next game will be played in 1999. This will enhance the opportunity to ensure that the event will be financially and artistically successful. Some sponsorship packages for the 1999 event have already been sold. Coca-Cola, Adidas and Schutt Sports were the major sponsors of the 1997 All American Bowl. The Company intends to expand the existing sponsorship base to include support for other events in the All American Sports Classics series.

MARKET FOR COMMON EQUITY

The Company's common stock continues to trade under the symbol USSP on the OTC Bulletin Board. Several additional market makers have been established, although the lead market maker continues to be Equitrade Securities Corporation of Lake Forest, California. The stock has traded in a price range from a low of $.25 to a recent high of $1.47. Trading volume was low through the third quarter, but trading became very active in March as interest in the stock has grown. In excess of one million shares were traded during the month of March.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, current assets totaled $176,612 compared to $99,052 at the end of the corresponding quarter of the prior year. Of the $77,560 increase, an increase in cash and cash equivalents accounted for $47,367. This amount includes cash credits of $35,000 received for sale of All American Bowl sponsorship promotional packages. Prepaid expense rose $37,190 due to purchase of advertising to appear over the coming year. Additions to Viper M1 and memorabilia inventory amounted to $8,502. These increases were offset by a $15,499 reduction of accounts receivable. All other assets decreased as a result of normal amortization and depreciation. Accounts payable grew from $33,387 to $183,026 during the same time period, principally due to costs of producing and promoting the All American Bowl in addition to funding the production of the Viper M1.

Remaining liabilities of the Company consisted of principal and interest accrued on notes payable and loans from stockholders. Compared to the end of the corresponding quarter of the prior year, notes payable increased $117,467, while loans from stockholders decreased $59,750. The major portion of this change was created on August 12, 1997 when the Company borrowed $100,000 from Stratex Corporation and used proceeds to reduce the balance of a loan from Derek Panaia, a non-affiliate stockholder who is the son of David Panaia. In accordance with the terms of the loan from Stratex Corporation, monthly payments consisting solely of interest commenced September 1, 1997 and continue until September 1, l998, at which time all principal and interest is due. The note bears interest at the rate of prime plus 6%. The reduction in loans from stockholders that resulted from this transaction was subsequently offset by additional stockholder loans.

The Company continues to seek additional outside financing to meet its operational requirements. Management believes that additional loans from stockholders and capital contributions will be available if needed to fund operations and meet current obligations.

RESULTS OF OPERATIONS

     COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 28, 1998 WITH THE NINE MONTHS ENDED FEBRUARY 28, 1997

Revenue for the nine-month period ended February 28, 1998 was $75,452 compared to $41,400 of revenue recorded during the same period of the prior year. Viper M1 sales accounted for all of the revenues in the prior year period. Revenues during the current period included $52,120 derived from the sale of promotional packages, advertising, tickets and memorabilia connected with the All American Bow1. Other income included $3,259 which represented a gain realized from renegotiation of a note payable. Sales of the Viper M1 produced the balance of the revenues recorded for the current year to date.

     COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1998 WITH THE THREE MONTHS ENDED FEBRUARY 28, 1997

Revenue for the three-month period ended February 28, 1998 was $40,535 compared to $11,378 recorded during the same period of the prior year. Current period revenue consisted of $5,535 in sales of the Viper M1 combined with $35,000 in sales of All American Bowl sponsorship promotional packages. Reorganization of manufacturing lines continued to hamper production of the Viper Ml through January. Viper sales resumed in February. Total costs and expenses declined from $59,697 to $50,035 as a result of an effort to cut overhead expenses. As a result, the Company posted a net loss for the current year period of $9,500 which is the best quarterly performance of the Company to date. The net loss for the prior year period was $48,319.

OTHER INFORMATION

PART II

ITEM 1.  LEGAL PROCEEDINGS.

As noted in the Quarterly Report on Form 10-QSB filed for the period ended November 30, 1997, the Company has been named as a defendant in a lawsuit brought by one of its creditors in connection with a lease agreement for certain computer and telephone equipment. One other creditor had threatened legal action because payment had been withheld for printing services which were in dispute because of poor quality. Both of these actions have been resolved without a material adverse effect on the Company or its prospects.

The Company knows of no other material pending legal proceedings to which the Company is a party or to which any of its business units are subject.

ITEM 2.  CHANGES IN SECURITIES.

The Company's Board of Directors authorized the issuance of 5,999,400 shares of common stock which increased the total shares of stock approved for issue to 12,000,000. These newly-issued shares were designated to pay for management, financial, marketing and other business related services, to allow certain creditors of the Company to trade their debt for equity and to be used for certain mergers and acquisitions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - None.
         (b)  Reports - None

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U S AMATEUR SPORTS, INC.

                                   By:/s/ Gerald V. Bergman
Dated: April 13, 1998               Gerald V. Bergman
                                    Treasurer (Principal Financial and
                                    Accounting Officer)
                                14