Form 10KSB
period 1998-05-31
US AMATEUR SPORTS INC
filed 1998-09-08
CIK 1000459

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  DC  20549

                             FORM 10-KSB

            Annual report pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

              For the fiscal year ended:  May 31, 1998
                                          ------------

                Commission File Number   33-96638-A
                                         ----------

                       U S Amateur Sports, Inc.
       -----------------------------------------------------------
       (Name of Small Business Issuer as specified in its charter)

               Florida                                65-0538051
 -------------------------------           ---------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

        8125 Monetary Drive, Suite H4
        Riviera Beach, Florida                                33404
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip code)

   Registrant's telephone number, including area code:  (561) 622-4395
                                                        ---------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Registrant's revenues for its most recent fiscal year were $149,582.

As of May 31, 1998, there were 11,894,600 shares of the registrant's $.0001 par value common stock issued and 11,892,600 shares outstanding.

Transitional Small Business Disclosure Format Used  (Check one) Yes   No  X

This registration statement on Form 10-KSB is comprised of 26 sequentially numbered pages, with the required exhibit index located at sequentially numbered page 24.

                       TABLE OF CONTENTS

                                                                     PAGE


                             PART I

Item 1.  Business of the Company                                        3

Item 2.  Properties                                                     9

Item 3.  Legal Proceedings                                              9

Item 4. Submission of Matters to a Vote of Security Holders             9

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                           10

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           11

Item 7.  Financial Statements                                          15

Item 8.  Disagreements on Accounting and Financial Disclosures         16

                            PART III

Item 9.  Directors and Executive Officers of the Registrant            16

Item 10. Executive Compensation                                        19

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                         20

Item 12. Certain Relationships and Related Transactions                22

                            PART IV

Item 13. Exhibits, Financial Statements
         and Reports on Form 8-K                                       24
         Additional Information*                                       25
         Signatures                                                    26


* This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the paintball industry and electronic commerce, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                             PART I

ITEM 1. BUSINESS OF THE COMPANY

     U S Amateur Sports, Inc. ("the Company") is a sports entertainment, Internet marketing and sales company which was incorporated on June 14, 1994 in the State of Florida. Its principal offices are located at 8125 Monetary Drive, Suite H4, Riviera Beach, Florida 33404, and its telephone number is 561-622-4395.

     U S Amateur Sports, Inc. currently has three business units in operation or under development.

     USA Performance Products, Inc. (USAPP).   USAPP is a wholly-owned
subsidiary of USAS that develops, manufactures and markets sports-related products. This business unit was incorporated in the State of Florida as USA Performance Products, Inc. on January 20, 1998. USAPP was established as a wholly-owned subsidiary in order to formally segregate the business unit's operations and accounts and to facilitate management's focus on development of the Company's paintball business.

     Paintball is a sport in which each contestant attempts to remove the other contestants from the game by marking them with a capsule from the paintball marker while at the same time trying to avoid being removed from the game himself. The game can be played either indoors or outdoors and, except for the paintball marker and face mask, it does not require extensive equipment. There are many different ways to play paintball. In general, a player uses the marker to "shoot" at other players or at specific targets. It is most often played as a team event. Some universities such as Arkansas State have adopted the sport as a course offering for the teaching of team building skills. Corporations view the game as an opportunity for employees to increase leadership and communication skills, to exercise and to have fun. Paintball, conceived in 1981, is played in over 40 countries today and has its own annual World Cup event.

     Through acquisition and redesign, USAPP obtained its first product, the Viper M1 paintball marker, along with a line of associated parts and accessories. In 1996 the Company entered into an agreement to purchase certain assets of Performance Paintball Products, Inc. of Riviera Beach, Florida. The Company acquired assets consisting of inventory, property and
equipment for $101,295.   These assets include the tools and dies necessary to
conduct the business of manufacturing the Viper Ml paintball marker (gun) and related accessories. The Company also has exclusive rights to the related names and technology.

     In connection with the asset purchase, the Company executed a note for $101,295 with an interest rate of 10% per annum. This note was canceled on July 21, 1997, and a new note was recorded which had a principal amount remaining of $30,214 at May 31, 1998. Under the agreement, monthly payments will continue until the final payment is made on September 21, 1998.

     On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide financing, marketing and management services in support of USA Performance Products. In exchange for performance of these services, Axis was granted 1,500,000 shares of the Company's common stock. Services commenced on April 8, 1998.


(The following paragraph addresses a material subsequent event.)

     Although the Company owns the tools and dies to produce the paintball marker, it contracted with Micro Tool Engineering, Inc. to manufacture and assemble the paintball products at Micro Tool's plant in Riviera Beach, Florida. Management believes that this arrangement has been mutually beneficial to both organizations in the start-up phases. However, the Company has determined that Micro Tool does not have the capacity to produce the paintball marker in quantities sufficient to meet demand. In order to increase production quantities, the Company moved its headquarters from Palm Beach Gardens, Florida to approximately 6,000 square feet of leased commercial space in Riviera Beach, Florida. This relocation was completed on June 15, 1998. Management believes that this new facility will allow the Company to conduct its own manufacturing operation, satisfy demand for its paintball products for the foreseeable future and ensure the quality of its products by in-house implementation of a comprehensive quality control program. Currently the Company is offering a lifetime warranty on its Viper M-1 paintball marker to the original registered purchaser. The warranty work continues to be performed by Micro Tool at no cost to the Company. However, this function will also be assumed by the Company in the near future. Management believes that the in-house quality control and warranty program will reduce any future liabilities associated with warranty requirements.

     The Company's assumption of the assembly function has been slowed by management's determination that the production drawings acquired in connection with the acquisition of the Viper M1 required updating prior to initiation of production. Axis Enterprises is providing the engineering services to accomplish this task. Management believes that in-house production will commence in October 1998.

     Having identified the rapidly-expanding paintball segment of the sports market as an opportunity for consolidation, management believes that the incorporation of USA Performance Products, the agreement with Axis and the establishment of an in-house production capability along with the addition of space for growth will accelerate development of the paintball business. In addition to increasing the production of existing products, these measures position the Company to enter into certain strategic alliances that will enable it to penetrate the market segment with sales of paintball products other than the Viper M1 marker.

     The paintball industry's primary existing distribution channel is through distributors and independent paintball dealers. Such dealers include retail stores and paintball field operators. However, Brass Eagle (formerly "Daisy") recently introduced paintball to a greatly enlarged market by placing its paintball products in mass merchandisers such as Sports Authority, Wal-Mart and Service Merchandise. Brass Eagle focuses on the lowest end of the market with plastic markers that carry 90-day warranties. The Company welcomes their entrance into the mass merchandisers because this will expand the market. Management believes that a substantial percentage of new paintball players introduced to the sport in this manner eventually will want to trade up to a higher-quality marker such as the Viper M1.

     Although the Company is committed to support of the dealer network, it also markets the Viper M1 through the Internet on a factory-direct basis. In fact, a majority of Viper M1 sales to date have been made through this medium. Use of the Internet has been demonstrated to be a very effective, low-cost method of selling the Viper M1. Information about the Company's paintball products can be found through the USAS home page at http://www.usas.com.

     USA SportsNet. A division of US Amateur Sports, Inc., USA SportsNet is in transition from existing as a web site primarily used to market the Viper M1 to being the first amateur sports network that will reach the market by using the fastest growing mass medium in history. With close to 40 million Internet users world-wide and expectations that this number will more than triple by 2000, electronic commerce will continue to experience dramatic growth.

     Designed to serve the country's amateur, high school and youth athletic organizations and the athletes themselves, USA SportsNet is building Sports World, a 3D virtual reality amateur sports experience. Visitors enter this sports world using Active Worlds virtual reality software designed by Circle of Fire Studios. The software can be down-loaded by the user free of charge. This cutting edge technology employs a 3D interface that allows users to speak to others who are looking at the same information, providing a meeting place for the exchange of ideas that is not limited by the bounds of physical space.

    Any local community recreation department, youth league or school will be empowered to log into a password-protected page to post scores, standings, schedules and highlights free of charge. Other services offered will include a coaches academy with on-line correspondence courses, background checks on those volunteering to coach youth sports, a discount store and a site to buy or sell used equipment. Sports organizations can sell advertising on their page to raise funds for their activities. Aspiring athletes will be able to learn how to throw a curve ball, receive tips from the pros and even view film of their own sports achievements. USA SportsNet will be a sports information resource never available before.

     Management believes that USA SportsNet will grow quickly by the integration of existing web sites into an easily-accessible amateur sports resource center. The Company has announced its intention to acquire or form alliances with other sports-related web sites and is currently evaluating responses to identify the strongest candidates to join the network.

     With the integration of other web sites, USA SportsNet will be able to implement a content development program structured on the work of independent webmasters focused on their sites, but directed toward a common goal. A large central staff will not be required. Instead, a core maintenance team supplemented by local college students will perform centralized web tasks under the direction of a "webmaster general." The Company has contracted with Corinthian Media Services to oversee the layout and operation of USA SportsNet with Corinthian's principal owner serving as the webmaster general.
Management believes that Corinthian is well-qualified to perform these services. Among other successful projects, Corinthian developed the World and Regional Paintball Information Guide which has become the world-recognized standard on the Internet for locating information about the sport of paintball. The site generates more than three million visits per month with discussion forums, daily field and score reports from major tournaments and a webcast paintball television show.

     The marketing potential of the USA SportsNet concept is obvious. This grass-roots approach, considering the number of communities across the nation multiplied by the number of athletes and sports played, will attract millions of visitors to USA SportsNet. A lucrative advertising medium will be created for merchants who seek either net-wide or local coverage. The Company expects to record revenues from the sale of this advertising combined with the sale of merchandise and membership programs. Since expenses will be minimized by the networked content development approach described above, management believes that USA SportsNet will achieve profitability at an earlier point in its development than has been true for other Internet concepts.

     USA SportsNet is located at http://www.usasportsnet.com.

     All American Sports Classics. All American Sports Classics is being developed to present all-star games and championship team events designed to showcase leading amateur athletes in a wide range of sports. Company-produced events will provide content for the growing number of television sports channels and for USA SportsNet.

     The Company's first event in the series, the national high school football All American Bowl, was played on July 5, 1997 and broadcast in over 40 million households across the nation via the Sunshine Network, Fox SportsNet regional affiliates and other local networks. A severe storm that hit the game site in Palm Beach Gardens, Florida disrupted sales of tickets, programs, tee shirts and other memorabilia, and the event resulted in a financial loss. However, the excitement of the game, which featured big plays and a close score (West 20, East 17), celebrity coaches (former NFL stars Greg Pruitt and Mike Fowler), the top college football recruits in the nation and a very professional presentation by the Sunshine Network, made the event an artistic success.

     Major sponsors of the All American Bowl included Coca-Cola, Adidas and Schutt Sports. The very positive response to the game indicates that this event will attract sufficient sponsorship in the future to contribute significantly to Company profitability. However, to increase lead-time and ensure that the event will be financially as well as artistically successful, management decided to schedule the next All American Bowl in 1999. Some sponsorship packages for the 1999 event already have been sold. Upon the financially successful presentation of the All American Bowl, the Company will implement its plan to expand the existing sponsorship base to include support for other events in the All American Sports Classics series.

Business Segments

     Note N (Business Segments) of notes to the financial statements (See Item 7.) is incorporated herein by reference.

Corporate Growth and Marketing Strategies

    The sports and leisure industry already accounts for a large portion of the world economy, and it continues to grow rapidly. As illustration, it is estimated that annual expenditures for advertising during sports events and for event sponsorship within the United States exceeds $10 billion. Licensed sales of sports merchandise approximate $15 billion. Within this huge industry, the US Amateur Sports mission is to identify niches that offer strong growth potential, but lack dominant market leaders. Amateur athletics offers an extremely large market with segments that are underdeveloped and unthreatened by technology.

     The Company leverages its participation in this fast-growing market by emphasizing its use of the world's all-time fastest-growing mass communication and marketing system - the Internet. With the success of the Company's sale of paintball products as proof of the effectiveness of the Internet, management believes that it can build on this experience to make USA SportsNet the premier information resource center for amateur athletes which will in turn create the ideal marketing vehicle for the amateur sports market.

     Formation of alliances and acquisitions are key to the rapid growth of the Company. With the steps currently being taken to overcome production barriers that have limited the sales of the Viper M1, this product is viewed by management to be the springboard to become a leader in the paintball market through internal growth and acquisition. Management's strategy is to achieve dominance not only by acquiring other manufacturers, but by acquiring or allying with paintball playing facilities. The Company considers placement of its products at these facilities to be an excellent way to gain the attention of prospective customers.

     Acquiring or partnering with amateur sports-oriented web sites also is considered essential to spur the growth rate of USA SportsNet. This approach to construction of the network avoids the heavy cost of reliance on internal content development. A major principle of the USA SportsNet development plan is to avoid the path followed by other major Internet companies that has resulted in revenue growth without profit.

     Supplementing its use of the Internet, the Company reinforces its brand recognition through placement of magazine advertising and use of television, principally during broadcast of events produced within the All American Sports Classics series.

Competition

      Competing directly with USA Performance Products are the manufacturers of approximately 28 other brands of paintball markers. Also, many markers are custom-made for competitive players. Many of these competitive companies are well established and have more financial resources than the Company. Some of the major competitors are Brass Eagle (Daisy), Air Design, Worr Products, Tippman, Kingman and various imports. The market is presently dominated by these companies. Although Brass Eagle is the largest competitor, the majority of its sales consist of low-priced products that attract new players to expand the market, but will not draw the attention of experienced players who are more likely to choose the Viper M1. Compared to all of these competing products, management believes it has a superior product in the Viper M1's combination of quality, features, durability and price.

     USA SportsNet competes with a countless number of sports-related sites on the Internet. The potential for growth that results from the combination of the Internet with the public's interest in sports has not been overlooked. ESPNET SportsZone and SportsLine USA have been two of the most popular sites on the web. Fort Lauderdale-based SportsLine USA launched its service in August 1995. In March 1997, it became CBS SportsLine when the television network invested $100 million of on-air promotions and programming in return for 22% of SportsLine's equity. USA SportsNet distinguishes itself from these competitors by focusing on amateur sports and kids and by providing a service to amateur athletes and their organizations at a grass roots level. There are numerous sites on the Internet that provide information for amateur athletes. However, most of these sites are either sport-specific or are directed to a specific aspect of amateur sports such as posting of league scores or tips on coaching. Management is not aware of any other Internet company that provides the comprehensive services to be offered within a network concept such as is being developed by USA SportsNet.

     Private online services such as America Online, CompuServe and Microsoft are competitive in the way that they attempt to hold their customers hostage within their sites. However, once Internet "surfers" enter the World Wide Web, there is an opportunity to attract them to our site. A main source of these connections is through "search engines" with which the Company is registered. Also, proper links and listings with heavily traveled sites produce visitors. The Company contracts with Corinthian Media Services, a web consultant, to keep abreast of links and site management. E-mail is utilized for immediate response to customers with product literature sent by e-mail, fax or regular mail.

     The All American Sports Classics series must gain the attention of sports fans who now can choose from a huge variety of sports events available locally or accessed via television, radio or the Internet. However, the All American Sports Classics are intended to spotlight athletes and teams who are overlooked by these other events. The All American Bowl is the only national football all-star game in the country for high school seniors. The only competition for other national high school sports events known to management is the McDonalds Boys Basketball and Nike Girls Basketball series. However, there exist a number of regional and state all-star football games in various parts of the country, some of which are televised on a local or regional basis.

ITEM 2. PROPERTIES

(The following paragraph addresses a material subsequent event.)

     The Company does not own any real property. On June 15, 1998, the Company relocated to a commercial space in Riviera Beach, Florida consisting of approximately 5,720 square feet. This location houses the offices of US Amateur Sports and provides facilities for the manufacture and warehousing of the Company's paintball products. The term of the lease is for three years and one half month ending June 30, 2001. An initial rental rate of $5.66 per square foot adjusts to $6.29 in the second year and $6.92 in the third year. Management believes that these facilities will be adequate to satisfy the Company's needs for the foreseeable future.

     The Company maintains inventories which consist of merchandise acquired for sale by USA SportsNet in addition to paintball markers (guns) and accessories. The Company owns tools, dies and fixtures for the manufacturing of paintball products. Other properties consist of computer hardware and software and furniture, fixtures and equipment.

ITEM 3. LEGAL PROCEEDINGS

     During the fourth quarter of the Company's fiscal year ended May 31, 1998, the Company reached an agreement to purchase certain previously leased computer and telephone equipment in connection with a written lease, in which the Company was named in a lawsuit filed by the former owner of the equipment. The resolution of this matter should therefore not have any material adverse effect on the Company or its business prospects.

     The Company is not involved in any other material legal proceedings or litigation and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

    (a)  Market forCommon Equity

     On October 31, 1997, the OTC Compliance Unit of NASD Regulation, Inc. cleared a request submitted by Equitrade Securities Corporation for quotation on the OTC Bulletin Board of US Amateur Sports common stock. Equitrade, located at 23736 Birtcher Drive, Lake Forest, California 92630, was established as the lead market maker for the stock which trades under the symbol USSP. Equitrade continues in this capacity although several additional market makers have been added.

     The stock has traded in a price range from a low of $.25 to a high of $1.47. Trading activity peaked in the month of March during which shares in excess of one million were traded.

     (b)  Security Holders

     The Company has approximately 175 shareholders of record. Of 50,000,000 shares of common stock authorized, 11,894,600 shares have been issued. 2,000 shares have been repurchased as treasury stock, 2,160,600 shares consist of free-trading stock, and the remaining 9,732,000 shares are comprised of stock restricted in accordance with Rule 144.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

Overview

     At the conclusion of the prior fiscal year ended May 31, 1997, management believed that the Company was emerging from the development stage and was poised to generate significant revenues and profits. This projection was based on the expectation that full production of the Viper M1 paintball marker was about to commence and that 1,000 markers per month would be produced by the close of the fiscal year ended May 31, 1998. During the year it became apparent that the manufacturing subcontractor would be unable to meet its delivery commitments at the desired levels of production. Management made the difficult decision to shift away from reliance on this subcontractor even though the transition to other sources would depress current production even further. Axis Enterprises, Ltd. was retained to provide financing, marketing and management services in support of the Viper M1 program. With the advice of Axis, management determined that the best solution to the problem would be to move production in-house. As a result, the Company has responded to the challenge by establishing direct relationships with vendors of Viper M1 components and leasing sufficient space to establish the Company's own production capability. Axis Enterprises and Company management believe that these measures not only will enable the Company to meet its production goals, but also will improve quality control and cut costs to increase profit margins. (See Part I, Item 1, "Business of the Company," for additional information.)

     In pursuit of the Company's objective to develop USA SportsNet into a profit center and to establish US Amateur Sports as a leading sports-related Internet company, management has implemented a unique plan to achieve rapid, low-cost growth into an Internet network that integrates existing amateur sports-oriented web sites. Management believes that this network will provide amateur athletes and their organizations with an Internet resource that will attract repeated visits and become an effective advertising medium for sports-related merchants. Alliances with Circle of Fire Studios, Corinthian Media Services and a local college have been established to facilitate internal content development. The Company has announced its intention to acquire or form alliances with other sports-related web sites and is currently evaluating responses to identify the strongest candidates to join the network. (See Part I, Item 1, "Business of the Company," for additional information.)

     During the first quarter of the year, the artistic success of the All American Bowl demonstrated the Company's ability to produce a major sports event in a professional manner. The event was considered to be developmental in nature, and a financial loss was projected. However, the actual loss incurred was greater than anticipated, and management decided that it would be prudent to defer presentation of the next All American Bowl to 1999 in order to ensure that the event would be financially as well as artistically successful. (See Part I, Item 1, "Business of the Company," for additional information.)

     The final major goal for the past year was to achieve trading status for the Company's common stock. This was accomplished on October 31, 1997 when the OTC Compliance Unit of NASD Regulation, Inc. cleared a request by Equitrade Securities Corporation for quotation on the OTC Bulletin Board under the symbol USSP. Equitrade was established as the lead market maker for the stock. (See Part II, Item 5, "Market for the Company's Common Equity," for additional information.)

Results of Operations

     Revenue for the year ended May 31, 1998 was $149,582 compared to $48,381 of revenue recorded during the prior year. Of this increase, $17,289 was attributable to sales of advertising, tickets and memorabilia related to the 1997 All American Bowl, and $80,000 was derived from barter transactions with Itex Corporation through which advertising was sold in return for cash credits to be used for the purchase of products and services provided by other Itex clients. Other income of $3,504 resulted principally from renegotiation of a note payable.

     A net loss of $143,051 was posted during the year ended May 31, 1998 compared to a net loss of $240,018 for the prior year period. Although this improvement approximates the increase in revenues, the reduced loss resulted primarily from the efforts of management to reduce expenses enough to offset $69,794 in costs recorded during the first quarter to produce and promote the All American Bowl. (An additional $40,000 had been accrued at May 31, 1997 in anticipation of the loss to be incurred in connection with this event.) Significant reductions included advertising and promotion costs which were cut by $36,827, travel expenses which dropped $13,133 and office, telephone and other operating expenses which were lower by $41,129 compared to the prior year. The reduction in office expenses was offset by an increase of $13,514 in rent which reflected a mid-year increase in space leased at the Company's former location in Palm Beach Gardens, Florida.

     Although the Company's debt grew during the current year, interest expense was $1,311 lower than the prior year because interest-bearing debt was replaced by notes with lower rates or non-interest-bearing stockholder loans. In addition, at the end of the prior year, the Company's Chief Executive Officer and Treasurer contributed to capital a total of $94,350 in stockholder loans and $26,036 in amounts due for reimburseable expenses. Interest accrued on the stockholder loans during the year ended May 31, 1997 contributed to the decrease in year-to-year comparison of interest expense.

Liquidity and Capital Resources

     At May 31, 1998, current assets had grown to $216,592 from a balance of $83,820 at the prior year end. Cash and cash equivalents increased $88,732 with $80,000 of the increase consisting of cash credits received from barter transactions. Accounts and advances receivable were $4,251 higher than the balance at the prior year end. $2,505 of the difference was an amount due from a party that had sublet space within the Company's office location in Palm Beach Gardens. The remainder of the increase consisted of accounts receivable from COD sales of the Viper M1. Inventories at the current year end were $7,209 higher than the balance at the end of the prior year. The increase resulted from additions of All American Bowl memorabilia and paintball inventory including work-in-process inventory obtained in anticipation of the commencement of in-house assembly of the Viper M1.
Prepaid expense grew $32,580 over the prior year balance due mainly to prepayment of advertising purchased at discount which will promote the Company and its products during the new fiscal year.

     Current liabilities include accounts payable with a current year end balance of $131,704 compared to $79,461 at the prior year end. Of the $52,243 increase, $11,700 is professional fees owed, while $11,566 relates to an obligation incurred in connection with the buy-out of a lease of computer equipment and the Company's telephone system. The remainder of the difference consists of amounts owed to Sunshine Network and other vendors who assisted with presentation of the All American Bowl. Remaining current liabilities consist of the current portion of long-term debt discussed below.

     Net cash used by operating activities was $167,275 and $77,877 for the years ended May 31, 1998 and 1997, respectively. The principal use of cash in both periods was to fund the Company's net loss from operations. In the current year, cash also was used to increase current assets and decrease accrued expenses. In both years, net cash used was offset by increases in accounts payable.

     Net cash used in investing activities was $34,372 and $1,286 for the years ended May 31, 1998 and 1997, respectively. All of this cash was used for the acquisition of property and equipment.

     Net cash provided by financing activities was $290,379 and $75,386 for the years ended May 31, 1998 and 1997, respectively. Cash flows from financing activities were derived from capital contributions, issuance of notes payable and loans from stockholders.

     Capital contributions amounted to $180,260. $120,475 of this amount was derived from a private sale of restricted stock, and the balance resulted from exchange of stock for services and debt.

     Notes payable of $143,714 at May 31, 1998 represented an increase of $74,519 over the prior year end. All notes payable recorded at the end of the prior year were either paid off or reduced with the funds provided by a new note in the amount of $100,000 payable to Stratex Corporation. The new note bears interest at the rate of prime plus 6% and matures on September 1, 1998, at which time all principal and interest is due.

     Loans from stockholders grew from $66,000 at the prior year end to $101,600 at May 31, 1998. None of these loans bear interest. Such loans will continue to be a significant source of capital to fund the Company's operations. However, management expects that revenues from operating activities will reduce reliance on this source during the new fiscal year.

     Management believes that the combination of revenues, loans from stockholders and capital contributions will be sufficient to fund operations for the next twelve months. To the extent that the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

Provision for Income Taxes

     No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses since inception. The Company's net operating loss carry-forwards as of May 31, 1998 total $545,921. These carry-forwards will be available to offset future taxable income. If not used, such operating loss carry-forwards will expire from 2010 to 2013. Management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have been reduced to $0 as of May 31, 1998.

Year 2000 Issue

     The Company is aware of the impact that the two-digit coding of dates in many currently installed computer systems and software products will have in the year 2000. Management does not believe that this issue will result in any material adverse effect on the Company's financial condition or results of operations.

Recent Accounting Pronouncements

     In February 1997, SFAS No. 128, Earnings Per Share, was issued to be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 has been adopted by the Company for the year ended May 31, 1998. SFAS No. 128 simplifies the methodology of computing earnings per share, and requires the presentation of basic and diluted earnings per share. Basic and diluted earnings (loss) per share are the same. The Company has issued no securities such as options, warrants or convertible securities or entered into any contingent stock agreements. Had the Company entered into any such arrangements, the effect would have been anti-dilutive.

     In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued to be effective for financial statements issued for periods beginning after December 15, 1997. Earlier application was encouraged. The Company chose to adopt SFAS No. 131 for the year ended May 31, 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Such information has been disclosed in Note N to the Company's audited financial statements for the year ended May 31, 1998.

ITEM 7.   FINANCIAL STATEMENTS

     The audited consolidated balance sheet of the Company for its years ended May 31, 1998 and 1997 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1998 and 1997 are included following Item 13, in sequentially numbered pages numbered F-1 through F-6. The page numbers for the financial statement categories are as follows:


         Index                                                 Page

Report of Independent Auditors                                 F-1

Consolidated Balance Sheets as of May 31, 1998 and 1997        F-2

Consolidated Statements of Operations
   for the Years Ended May 31, 1998 and 1997                   F-3

Consolidated Statement of Stockholders' Equity
   for the Years Ended May 31, 1998 and 1997                   F-4

Consolidated Statements of Cash Flows
   for the Years Ended May 31, 1998 and 1997                   F-5

Notes to Consolidated Financial Statements                     F-6



Selected Financial Data


     The following selected financial data should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere herein.
                                  1995       1996         1997      1998
                                  ----       ----         ----      ----

Net Revenues                   $   0      $   3,448   $   48,381 $ 149,582
Income/(loss) from Operations  $(105,740) $ (57,112)  $(240,018) $(143,051)
Income/(loss) from Operations
     Per Share*                $   (.018) $   (.010)  $   (.040) $   (.019)
Total Assets                   $ 114,718  $ 233,574   $ 176,933  $ 323,561
Total Liabilities              $  51,754  $ 220,122   $ 279,513  $ 388,932
Stockholders' Equity (Deficit) $  62,964  $  13,452   $(102,580) $ (65,371)
___________

* Loss per share was calculated using the weighted average of common stock issued and outstanding. Basic and diluted loss per share are the same. The Company has issued no securities such as options, warrants or convertible securities or entered into any contingent stock agreements. Had the Company entered into any such arrangements, the effect would have been anti-dilutive.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The independent accounting firm of Hafer & Gilmer, Certified Public Accountants, has audited the financial statements of the Company since inception.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS AMENDED

     The following sets forth the names and ages of all of the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                          Position            First            Term of
Name                Age   With Company        Appointed        Office

David J. Panaia     59    Chief Executive     June 18, 1994    (1), (2)
                          Officer, President
                          and a Director

Gerald V. Bergman   51    Treasurer and a     June 26, 1995    (1), (2)
                          Director

Thomas J. Thomas    48    Secretary and a     June 26, 1995    (1), (2)
                          Director

Rene LaCasse        64    Director            January 5, 1996     (2)

Jack Enterline      55    Director            January 5, 1996     (2)
____________

(1)  Officers serve at the pleasure of the Company's Board of Directors.

(2) Each of these Directors was appointed to serve until the next Annual Meeting of shareholders. The company currently intends to hold its next annual meeting during October 1998.

     The Company's Board of Directors sets corporate policies which are implemented by the Company's management. In the event that the Company's Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter which raised the issue.

     (The following paragraph addresses a material subsequent event.)

     During the fourth quarter of the Company's fiscal year, Gerald V. Bergman tendered his resignation as Treasurer and Chief Financial Officer of the Company, effective May 31, 1998, in order to pursue other business interests. He retains his position as a member of the Board of Directors. Effective June 1, 1998, Mr. Panaia assumed the position of Treasurer, and the position of Chief Financial Officer was assumed by Guy T. Lindley.

     Guy T. Lindley, at age 51, joins the Company with extensive experience in the management of corporate financial matters, a career interest that he developed after receiving his diploma as an MD. From 1975 to 1985 he managed the financial affairs of Fabritek/PBTI Group, a company that engaged in the development and marketing of operating room infection control systems. In 1985 Mr. Lindley joined Medical Care Development Corporation and Doctors Healthcare Group. There he managed all financial affairs of various subsidiaries and served as the business manager for one of the first public physician venture groups in partnership with a public foundation-controlled hospital. From 1989 to 1992, and again from 1994 to 1998, he supervised all corporate finance activities for the Wellman Family Group of Companies, a privately-owned holding company with a public subsidiary, IASG. Wellman Group subsidiaries are engaged in aircraft support and include a certified flag carrier for air transport. From 1992 to 1994, he managed the financial affairs of Sun Express Group, a public air transport management company that formed a joint venture leading to the development of Conquest Sun Airlines, subsequently known as Airtran and purchased by Valujet. Mr. Lindley will serve full time as the Chief Financial Officer of the Company.

     The Company's other directors and executive officers are:

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

     Gerald V. Bergman served as Treasurer and Director of the Company since June 1994. Effective May 31, 1998, Mr. Bergman resigned from his position as Treasurer in order to pursue other business interests. He continues to serve as a Director of the Company. A CPA, Mr. Bergman joined Price Waterhouse & Co. in 1975 where he was an audit manager. In 1980 he was appointed Director of Corporate Planning and Analysis of the Red Lobster division of General Mills. In 1984 through 1985 he served as Vice President and Controller of J.L. Mason, Inc., a homebuilder. Mr. Bergman then became the Chief Financial and Administrative Officer and a Director of Overseas Service Corporation, an international manufacturers representative. He left Overseas Service Corporation in May 1992 to form DBS Associates, a business consulting firm that replaced a third party rendering financial and administrative services to Overseas Service Corporation. DBS Associates became an inactive corporation in 1995 in order to allow Mr. Bergman to serve full-time as Treasurer of the Company. Mr. Bergman has extensive experience in support of community and high school sports programs as a fund raiser and coach.


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

     Jack Enterline has served as a Director of the Company since December 1995. Mr. Enterline is an engineer with special training in cryogenics and vacuum technology, and additional training in corporate and business management. In 1968, Mr. Enterline joined Grumman Aircraft Engineering Corporation, located at the John F. Kennedy Space Center, as Project Lead Engineer on the launch team in support of the Apollo Lunar Landing Space Craft. In 1973, Mr. Enterline founded World Energy Inc., a private corporation which provided consulting services for in situ technology, primarily coal gasification, and for which he served as President and Director. In 1975, he founded Precision Metal Services, Inc. ("PMS"), an independent engineering firm and fabricator of weldments and structural steel, where he served as President and Director from 1975 until its dissolution in 1981. In 1980, he founded Cryomed Corporation, a privately-held company engaged in the business of manufacturing and distributing home health care liquid oxygen systems utilizing cryogenics and vacuum technology, where he served as Chairman of the Board of Directors, President and Chief Executive Officer from August, 1980 to January, 1981 when the business was merged into Cryo2 Corporation. Mr. Enterline then continued to serve as President, Chief Executive Officer and a Director of Cryo2 Corporation (which was engaged in the same business as Cryomed Corporation) from January, 1981 to December, 1988 when the company's assets were purchased by CMT Corporation. In 1989 Mr. Enterline cofounded Perry Oxygen Systems, Inc. (another privately-held company engaged in the business of manufacturing and distributing home healthcare liquid oxygen systems utilizing cryogenics and vacuum technology), and served as its President and a Director until August 1, 1992, when the company's assets were purchased by Mobilite Corporation (a wholly-owned subsidiary of Invacare Corporation), for which Mr. Enterline served as liquid oxygen program manager and engineer from August, 1992 until December, 1993. In 1994, he founded Trek Designs, Inc., a private consulting corporation with specialties in engineering, finance and corporate management, and currently serves as its President. Mr. Enterline is married to Karen Enterline, a 2.10% shareholder of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION


                  1996, 1997, 1998 SUMMARY COMPENSATION TABLE

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


     None of the Company's executive officers and directors have employment agreements or stock option arrangements with the Company. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits. To date, none of the officers or directors have received any salaries or other cash compensation. When cash flow permits, it is anticipated that the officers will be compensated in accordance with appropriate employment contracts.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As of the date of this report, the Company has a total of 50,000,000 Common Shares authorized at a par value of $.0001. 11,894,600 Common Shares have been issued, and 2,000 Shares have been repurchased as treasury stock. The following table sets forth information, as of such date, with respect to the beneficial ownership of the Company's Common Shares by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Shares, (b) the directors and officers of the Company, and (c) the directors and officers of the Company as a group.


                                           Number of     % of Class
                                           Shares        11,892,600
     Name and Address                      Owned         Shares 1


     David J. Panaia 2,3,4,5,6,7,9         2,362,400     19.86
     10 Wyndham Lane
     Palm Beach Gardens, FL

     Gerald V. Bergman 3,4,6,7,8,9           630,000      5.30
     10692 Hidden Lake Circle
     Palm Beach Gardens, FL

     Thomas J. Thomas 3,4,10                 660,000      5.55
     3844 Dogwood Circle
     Palm Beach Gardens, FL

     Rene LaCasse 3,11                       383,333      3.22
     4388 Dawnridge Street
     Palm Beach Gardens, FL

     Karen Enterline 12                      250,000      2.10
     P.O. Box 12788
     Fort Pierce, FL

     Jack J. Enterline 3                       -0-         -0-
     P.O. Box 12788
     Fort Pierce, FL

     Linda C. Bergman 5,8                  1,460,000      12.28
     10692 Hidden Lake Circle
     Palm Beach Gardens, FL

     Axis Enterprises, Ltd. 5              1,500,000      12.61
     P.O. Box N-1201
     Nassau, Bahamas

     All Officers and                      5,745,733      48.31
      Directors as a Group

---------------------
1   The percentages reflect holdings after an offering of 600 shares.

2 Includes 400,000 shares held in the name of the Panaia Family Trust of which David J. Panaia as trustee is the record holder and the beneficial owner.

3  Company's Directors.

4  Company's Officers.

5  Record owners of 10% or more of Common Stock.

6  Beneficial owner of 10% or more of Common Stock.

7  Company's Promoters.

8 Mr. Bergman is the beneficial owner of 30,000 shares held in the name of three Bergman children. Linda C. Bergman is the wife of Gerald V. Bergman.

9  Business Address: 8125 Monetary Drive, Suite H4, Riviera Beach, Florida
   33404.

10 Business Address: Suite 304, 14155 U.S. Highway One, Juno Beach, Florida
   33408.

11 Business Address: 7575 Central Industrial Drive, Riviera Beach, Florida
   33404.

12 Wife of Jack J. Enterline, Director.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain transactions to which the Company is a party and certain matters affecting the Company have or will result in a material benefit to certain of the Company's directors and executive officers, or may create conflicts of interest, as follows:

     The Company's counsel, attorney Thomas J. Thomas, has provided legal services to the Company, including, but not limited to, legal advice on this Offering, formation of the Company, acquisition of certain assets and legal advice to the Company in general. Mr. Thomas is a Director, Secretary of the Company and the owner of 660,000 shares of the Company's Common Stock which were issued in exchange for legal services rendered. Mr. Thomas has also been reimbursed for various expenses incurred on behalf of the Company.


     Rene LaCasse, a director of the Company, is President, Director and stockholder of Micro Tool Engineering Inc. which has a manufacturing agreement with the Company. The terms of the agreement provide that the Company must reimburse Micro Tool for its services on a cost plus 15% basis. Billing is net 30 days. Management believes that this arrangement has been beneficial in the development phases, but the agreement will be terminated after transition to n-house production of the Viper M1. (See Part I, Item 1, "Business of the Company, - USA Performance Products, Inc." for further discussion.)

     On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. Services commenced on April 8, 1998.

     Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USA Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

     On February 27, 1998, the Company acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. The Company acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for one million shares of common stock. The ProCard and ComCard are prepaid telephone cards with unique emergency medical features which are marketed through youth athletic organizations. A portion of the stock was used for payment of a note held by Amateur Athletes of America. Amateur Athletes of America, Inc. was a private corporation owned by Linda C. Bergman, wife of Gerald V. Bergman, former Treasurer and a member of the Company's Board of Directors.

     From time to time, David J. Panaia, President, Director and shareholder of the Company and Gerald V. Bergman, Treasurer, Director and shareholder, have provided bridge financing to the Company. During the years ended May 31, 1998 and 1997, these individuals contributed to capital a total of $0 and $94,350, respectively, which had previously been recorded as loans from stockholders. Of the balance of $101,600 in loans from stockholders as of May 31, 1998, $76,000 was owed to Axis Enterprises, Ltd., $13,000 was owed to David Panaia, and the balance was owed to an unaffiliated stockholder. These loans consist of advances that are unsecured and bear no interest or fixed date of maturity.

     Rene LaCasse and Jack Enterline are each owners of twenty-five percent (25%) of the outstanding stock of Performance Paintball Products, the company from which USAS purchased the tools and dies and technology necessary to produce the Viper M-1 paintball marker. Pursuant to the terms of the transaction, the Company issued a promissory note in favor of Performance Paintball Products in the amount of $101,295. The parties subsequently agreed to cancel this note and replaced it with a new note which had a principal balance remaining of $30,214 at May 31, 1998. Under the new agreement, monthly payments will continue until the final payment is made on September 21, 1998.

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

                            PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  Index to financial statements and financial statement schedules

     The audited balance sheet of the Company for its years ended May 31, 1998 and 1997 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1998 and 1997 follow in sequentially numbered pages numbered F-1 through F-10. The page numbers for the financial statement categories are as follows:

Page         Description
F-1          Report of Independent Auditors - May 31, 1998 and 1997
F-2          Balance Sheets as of May 31, 1998 and 1997
F-3          Statements of Operations for the Years Ended May 31, 1998 and
              1997
F-4          Statement of Stockholders' Equity for the Years Ended May 31,
               1998 and 1997
F-5          Statements of Cash Flows for the Years Ended May 31, 1998 and
               1997
F-6          Notes to Financial Statements

(b)  8-K Reports

     No reports on Form 8-K were filed during the year ended May 31, 1998.

(c)  Exhibits:

Exhibit   Description

   3.1    Articles of Incorporation (1)
   3.2    By-laws (1)
  10.1    Agreement for acquisition of assets of Performance Paintball
             Products, Inc. (1)
  10.2    Agreement for acquisition of rights to All American Bowl (2)
  10.3    Personal services agreement with All American Bowl Executive
             Director (2)
  10.4    Promissory Note to Stratex Corporation dated August 12, 1997
  10.5   Marketing and Management Agreement between Axis Enterprises, Ltd.
             and Registrant dated January 10, 1998
  10.6   Agreement for acquisition of assets of Amateur Athletes of America,
             Inc.
  10.7   Lease Agreement between Ryco Properties, Inc. and Registrant dated
             May 4, 1998
  11     Statement of Computation of Earnings per Share
  21     Subsidiaries of the Company
  27     Financial Data Schedule
----------
    (1) Incorporated by reference to the Company's original registration statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

    (2) Incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended May 31, 1997.

                     ADDITIONAL INFORMATION

                     Corporate Headquarters
      8125 Monetary Drive, Suite H4, Riviera Beach, Florida 33404
      Telephone Number: (561) 622-4395; Fax Number: (561) 841-7422
Internet Address - http:// www.usas.com; E-mail Address - viper@usas.com


                   Special Securities Counsel
                Krys, Boyle, Freedman & Sawyer, P.C.
                        Attorneys at Law
             Dominion Plaza, Suite 2700 South Tower
                     600 Seventeenth Street
                  Denver, Colorado 80202-5427


                 Independent Public Accountants
                         Hafer & Gilmer
                  Certified Public Accountants
                 251 Royal Palm Way, Suite 302
                 Palm Beach, Florida 33480-4310


                         Transfer Agent
             Florida Atlantic Stock Transfer, Inc.
            5701 North Pine Island Road, Suite 310B
                     Tamarac, Florida 33321


    Exhibits to the Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Thomas J. Thomas, Secretary, US Amateur Sports, Inc., 8125 Monetary Drive, Suite H4, Riviera Beach, FL 33404. Any exhibits furnished are subject to a reasonable photocopying charge.


     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.

                             CONTENTS


Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .F-1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .F-2

Statements of Operations . . . . . . . . . . . . . . . . . . .F-3

Statement of Stockholders' Equity  . . . . . . . . . . . . . .F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . .F-5

Notes To Financial Statements  . . . . . . . . . . . . F-6 - F-10

                 Report of Independent Auditors



Board of Directors and
Stockholders of U S Amateur Sports, Inc.


We have audited the consolidated balance sheets of U S Amateur Sports, Inc. as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S Amateur Sports, Inc. as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Hafer & Gilmer

July 31, 1998

U S AMATEUR SPORTS, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 1998 AND 1997



                                               May 31, 1998     May 31, 1997
                                               ------------     ------------
Assets
Current assets
Cash and cash equivalents                      $     89,542     $       810
Accounts and advances receivable                      7,315           3,064
Inventories                                          85,155          77,946
Prepaid expense                                      34,580           2,000
                                               ------------     -----------
Total current assets                                216,592          83,820

Property and equipment                               70,980          52,894
Rights to technology and associated trademarks       25,309          34,800
Deferred charges                                      2,818           5,419
Other assets                                          7,862               0
                                               ------------     -----------
Total assets                                   $    323,561     $   176,933
                                               ============     ===========
Liabilities
Current liabilities
Accounts payable                               $    131,704     $    79,461
Accrued expenses                                          0          40,000
Current portion of notes payable                    130,214          69,195
Current portion of accrued interest                  10,600          24,857
                                               ------------     -----------
Total current liabilities                           272,518         213,513

Loans from stockholders                             101,600          66,000
Notes payable, less current portion                  13,500               0
Accrued interest, less current portion                1,314               0
                                               ------------     -----------
Total liabilities                                   388,932         279,513
                                               ============     ===========
Stockholders' equity

Common stock, $.0001 par value:
  Authorized -  50,000,000 shares;
  Issued - 11,894,600 shares in 1998
    and 6,000,600 shares in 1997                      1,189             600
Additional paid-in capital                          484,361         299,690
Accumulated deficit                                (545,921)       (402,870)
Less treasury stock - at cost 2,000
    shares at May 31, 1998                           (5,000)              0
                                               ------------     -----------
Total stockholders' equity                          (65,371)       (102,580)
                                               ------------     -----------
Total liabilities and stockholders' equity     $    323,561     $   176,933
                                               ============     ===========


See notes to financial statements.

U S AMATEUR SPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 1998 AND 1997


                                              Year Ended        Year Ended
                                              May 31, 1998      May 31, 1997
                                              ------------      ------------
Revenues

Net sales                                      $    146,078     $    48,381
Other income                                          3,504               0
                                               ------------     -----------
Total revenues                                      149,582          48,381

Costs and expenses
Cost of products sold                                25,414          25,078
Cost of event production and promotion               69,794               0
Freight                                               5,780           5,314
Payroll expense                                       7,856               0
Professional fees                                    53,560          49,445
Advertising and promotion                            23,298          60,125
Travel                                                7,999          21,132
Rent                                                 22,844           9,330
Office, telephone, and other operating expenses      30,196          71,325
Interest                                             17,514          18,825
Depreciation                                         16,286          15,733
Amortization                                         12,092          12,092
                                               ------------     -----------
Total costs and expenses                            292,633         288,399
                                               ------------     -----------
Net loss                                       $   (143,051)    $   240,018)
                                               ============     ===========

Net loss per common share                      $      (.019)    $     (.040)
                                               ============     ===========














See notes to financial statements.

U S AMATEUR SPORTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1998 AND 1997

                          Common Stock
                      --------------------
                      Number of
                      Shares              Additional                Total
                      Issued and            Paid-in  Accumulated  Stockholders'
                      Outstanding  Amount   Capital    Deficit      Equity
                      -----------  ------ ---------- -----------  -------------
Balance at May 31,
    1995               6,000,000   $   600  $ 168,104  $(105,740)   $  62,964

Capital contributions          -         -      7,600          -        7,600

Return of stock to
    Treasury          (3,060,000)     (306)         -          -            -

Issuance of common
    stock              3,060,000       306          -          -            -

Net loss, year ended
    May 31, 1996               -         -          -     (57,112)    (57,112)
                       ---------   -------  ---------  ----------   ---------
Balance,
    May 31, 1996       6,000,000       600    175,704    (162,852)     13,452

Capital contributions          -         -    120,386           -     120,386

Return of stock
    to treasury       (1,014,000)     (101)         -           -           -

Issuance of
    common stock       1,014,600       101      3,600           -       3,600

Net loss, year ended
    May 31, 1997               -         -          -    (240,018)   (240,018)
                       ---------   -------  ---------  ----------   ---------
Balance,
    May 31, 1997       6,000,600       600    299,690    (402,870)   (102,580)

Capital contributions          -         -          -           -           -

Return of stock
    to treasury           (2,000)        -     (5,000)          -      (5,000)

Issuance of
    common stock        5,894,000      589    184,671           -     185,260

Net loss, year ended
    May 31, 1998                -        -          -    (143,051)   (143,051)
                       ----------  -------  ---------  ----------   ---------
Balance May 31, 1998   11,892,600  $ 1,189  $ 479,361  $ (545,921)  $ (65,371)
                       ==========  =======  =========  ===========  =========
See notes to financial statements.

U S AMATEUR SPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1998 AND 1997



                                           Year Ended         Year Ended
                                           May 31, 1998       May 31, 1997
                                           ------------       ------------
Cash flows from operating activities

Net loss                                   $  (143,051)       $  (240,018)

Reconciling adjustments:
Amortization                                    12,092             12,092
Depreciation                                    16,286             15,733
Decrease (increase) in receivables              (4,251)             7,482
Decrease (increase) in inventories              (7,209)             7,022
Decrease (increase) in prepaid expenses        (32,580)            11,821
(Increase) in other assets                      (7,862)                 0
Increase in accounts payable                    52,243             49,167
Increase (decrease) in accrued expenses        (40,000)            40,000
Increase (decrease) in accrued interest        (12,943)            18,824
                                           -----------        -----------
Total changes to account balances              (24,224)           162,141
                                           -----------        -----------
Net cash used by operating activities         (167,275)           (77,877)
                                           -----------        -----------
Cash Flows From Investing Activities
Acquisition of property and equipment          (34,372)            (1,286)
Net cash used by investing activities          (34,372)            (1,286)

Cash Flows From Financing Activities
Capital contributions                          180,260            123,986
Notes payable                                   74,519              7,900
Loans from stockholders                         35,600            (56,500)
                                           -----------        -----------
Net cash provided by financing activities      290,379             75,386
                                           -----------        -----------
Net increase (decrease) in cash                 88,732             (3,777)
Cash balance, beginning of period                  810              4,587
                                           -----------        -----------
Cash balance, end of period                $    89,542        $       810
                                           ===========        ===========



See notes to financial statements.

U S AMATEUR SPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 1998 AND 1997




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

Consolidation
The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. The Company formed USA Performance Products, Inc. as a separate wholly-owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. See note L.

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

NOTE D: PREPAID EXPENSE

Prepaid expense includes amounts paid for commercial insurance and advertising which will benefit the Company during the fiscal year ending May 31, 1999.

U S AMATEUR SPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1998 AND 1997


NOTE E:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 1998 and 1997:

                                                May 31, 1998     May 31, 1997

       Computer hardware                        $   32,245       $   10,542
       Computer software                            10,564           10,564
       Furniture, fixtures and equipment            21,072           10,572
       Tools, dies and fixtures                     52,217           50,140
                                                ----------       ----------
                 Total cost                        116,098           81,818

       Less: accumulated depreciation              (45,118)         (28,924)
                                                ----------       ----------
       Total net property and equipment         $   70,980       $   52,894
                                                ==========       ==========

The useful lives assigned to property and equipment to compute depreciation are:

       Computer hardware                             5 years
       Computer  software                            5 years
       Furniture, fixtures and equipment             7 years
       Tools, dies and fixtures                      5 years


NOTE F: RIGHTS TO TECHNOLOGY AND ASSOCIATED TRADEMARKS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. These rights are valued at $47,455 less accumulated amortization of $22,146 and $12,655 at May 31, 1998 and 1997, respectively.

NOTE G: DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $10,186 and $7,585, at May 31, 1998 and 1997, respectively.

NOTE H: OTHER ASSETS

Other assets include deposits and an advance to an officer of the Company.

NOTE I:  ACCOUNTS PAYABLE

Accounts payable consists of professional fees, trade payables and amounts owed in connection with event production and promotion.

U S AMATEUR SPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1998 AND 1997


NOTE J: NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

On July 21, 1997, the Company entered into an agreement with Performance Paintball Products, Inc. to cancel a note payable recorded in connection with the purchase of certain assets of Performance Paintball Products. A new note was recorded which had a principal amount remaining of $30,214 at May 31, 1998. Under the agreement, monthly payments will continue until the final payment is made on September 21, 1998.

On August 12, 1997, the Company borrowed $100,000 from Stratex Corporation. Accrual of interest commenced September 1, 1997 and continues until September 1, 1998, at which time all principal and interest is due. The note bears interest at the rate of prime plus 6%. A portion of the proceeds from this borrowing were used to reduce the balance of a loan from Derek Panaia, a stockholder who is the son of David Panaia.

The remaining balances of notes payable and loans from stockholders consist of miscellaneous amounts borrowed to finance the Company's operations.

NOTE K: COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facilities under an operating lease which expires June 30, 2001. Rent expense approximated $22,800 and $9,300 for the years ended May 31, 1998 and 1997, respectively. Future minimum operating lease payments as of May 31, 1998 are:

              Year ended May 31,           Total
              ------------------        ----------
                   1999                 $   31,482
                   2000                     38,160
                   2001                     41,976
                                        ----------
       Total minimum lease payments     $  111,618
                                        ==========

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

NOTE L: ISSUANCE OF COMMON STOCK

During the year, the Board of Directors authorized the issuance of 5,999,400 ahares of common stock which increased the total shares of stock approved for issue to 12,000,000. These newly-issued shares were designated to pay for certain management, financial, marketing and other business related services, to allow certain creditors of the Company to trade their debt for equity and to effect a tax-free acquisition of the assets of Amateur Athletes of America, Inc. 11,894,600 shares were issued as of May 31, 1998. 2,000 shares were purchased for the treasury, leaving a balance of 11,892,600 outstanding. See NOTE M.

U S AMATEUR SPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1998 AND 1997


NOTE M: RELATED PARTY TRANSACTIONS

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

On February 27, 1998, the Company acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. The Company acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for one million shares of common stock. The ProCard and ComCard are prepaid telephone cards with unique medical features which are marketed through youth athletic organizations. A portion of the stock was used for payment of a note held by Amateur Athletes of America. Amateur Athletes of America, Inc. was a private corporation owned by Linda C. Bergman, wife of Gerald V. Bergman, former Treasurer and a member of the Company's Board of Directors.

NOTE N: BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company has three reportable segments: paintball products, sports events, and Internet commerce. The paintball segment produces a mid-priced paintball marker. The event segment has produced the All American Bowl, a national high school football all-star game. The Internet segment is developing an amateur sports network designed to attract merchandisers of sports-related products and services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sale of the Company's paintball products over the Internet are reported within the paintball segment. Internet revenues consist principally of advertising sold through barter transactions. Following is a summary of segment activity:

                                  Sports   Internet   All
                     Paintball    Events   Commerce   Others(a)  Totals
May 31, 1998         ---------  ---------  ---------  ---------  ---------
------------
Revenues             $  52,139  $  17,289  $  80,154  $      -   $ 149,582
Interest expense        14,310          -          -     3,204      17,514
Depreciation            10,063          -          -     6,223      16,286
Amortization             9,492          -          -     2,600      12,092
Segment profit (loss)  (64,723)   (64,894)    58,400   (71,834)   (143,051)
Segment assets          76,676           -    80,123    166,762    323,561

U S AMATEUR SPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1998 AND 1997


NOTE N: BUSINESS SEGMENTS (CONT'D)
                                  Sports   Internet   All
                     Paintball    Events   Commerce   Others(a)  Totals
May 31, 1997         ---------  ---------  ---------  ---------  ---------
------------
Revenues             $  48,381  $       -  $       -  $      -   $  48,381
Interest expense         5,539          -          -    13,286      18,825
Depreciation            10,029          -          -     5,704      15,733
Amortization             9,492          -          -     2,600      12,092
Segment profit (loss)  (72,456)   (48,800)   (22,207)  (96,555)   (240,018)
Segment assets          75,663           -    76,915     24,355    176,933

(a) Includes amounts not allocated to operating segments.

Revenues from geographic areas outside of the United States are not material. Barter transactions have been negotiated through a single broker, but there are no customers that account for more than 10% of total revenues.

NOTE O: RECOVERABILITY OF ASSETS AND GOING CONCERN

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

                             U S AMATEUR SPORTS, INC.



September 3, 1998            By /s/ David J. Panaia
                                David J. Panaia, Chief Executive Officer
                                and Treasurer (Principal Executive Officer)




September 3, 1998            By /s/ Guy T. Lindley
                                Guy T. Lindley, Chief Financial Officer
                                (Principal Financial and Accounting Officer)


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             U S AMATEUR SPORTS, INC.




September 3, 1998            By /s/ David J. Panaia
                                David J. Panaia, Director



September 3, 1998            By /s/ Gerald V. Bergman
                                Gerald V. Bergman, Director



September 3, 1998            By /s/ Thomas J. Thomas
                                Thomas J. Thomas, Director



September 3, 1998            By ____________________________________________
                                Rene LaCasse, Director



September 3, 1998            By ____________________________________________
                                Jack J. Enterline, Director