Form 10QSB
period 1998-08-31
US AMATEUR SPORTS INC
filed 1998-10-15
CIK 1000459

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             Form 10-QSB



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              for the quarterly period ended August 31, 1998



                   Commission File Number 33-96638-A




                          U S Amateur Sports, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Florida                                     65-0538051
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


        8125 Monetary Drive, Suite H4, Riviera Beach, Florida 33404
        -----------------------------------------------------------
                 (Address of principal executive offices)


                           (561) 622-4395
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  -X-              No__


As of August 31, 1998, the issuer had 11,932,600 shares of common stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure format:    Yes _    No -X-

U S AMATEUR SPORTS, INC.                                    Form 10-QSB
                                                        August 31, 1998

                              INDEX

PART I      FINANCIAL INFORMATION                                Page No.

ITEM 1    FINANCIAL STATEMENTS

            Consolidated Balance Sheets:
                 August 31, 1998 and May 31, 1998                      3

            Consolidated Statements of Operations:
                 Three-month Periods Ended
                  August 31, 1998 and 1997                             4

            Consolidated Statements of Cash Flows:
                 Three-month Periods Ended
                  August 31, 1998 and 1997                             5

            Notes to Consolidated Financial Statements                 6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                                         10

PART II     OTHER INFORMATION

            Items 1-6                                                 13

                           U S AMATEUR SPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       AUGUST 31, 1998 AND MAY 31, 1998


                                                     AUGUST 31,     MAY 31,
                                                        1998         1998
                                                     ---------     --------
                                                    (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                          $ 81,692      $ 89,542
  Accounts and advances receivable                     16,146         7,315
  Inventories                                          89,336        85,155
  Prepaid expense                                      26,257        34,580
                                                     --------      --------
  Total current assets                                213,431       216,592

  Property and equipment                               69,800        70,980
  Rights to technology and associated trademarks       29,616        25,309
  Deferred charges                                      2,168         2,818
  Other assets                                          8,442         7,862
                                                      --------     --------
      TOTAL ASSETS                                    $323,457     $323,561
                                                      ========     ========
LIABILITIES
Current Liabilities
  Accounts payable                                    $135,368     $131,704
  Current portion of notes payable                     125,897      130,214
  Current portion of accrued interest                   14,255       10,600
                                                      --------     --------
    Total current liabilities                          275,520      272,518

  Loans from stockholders                              133,800      101,600
  Notes payable, less current portion                   13,500       13,500
  Accrued interest, less current portion                 1,731        1,314
                                                      --------     --------
      TOTAL LIABILITIES                                424,551      388,932
                                                      --------     --------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value:
      Authorized - 50,000,000 shares;
      Issued 11,934,600 shares
       at August 31, 1998 and 11,894,600
       shares at May 31, 1998                            1,193        1,189
  Additional paid-in capital                           518,354      484,361
  Accumulated deficit                                 (615,641)    (545,921)
  Less treasury stock - At cost: 2,000 shares           (5,000)      (5,000)
                                                      --------     --------
      TOTAL STOCKHOLDERS' EQUITY                      (101,094)     (65,371)
                                                      --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $323,457     $323,561
                                                      ========     ========


                See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               Three-Month Periods Ended August 31, 1998 and 1997
                                 (Unaudited)


                                                          Three Months
                                                         Ended August 31,
                                                         1998       1997
REVENUES                                               --------    --------

    Net sales                                          $ 22,967   $ 21,338
    Other income                                              0      3,259
                                                       --------   --------
      TOTAL REVENUES                                     22,967     24,597

COSTS AND EXPENSES

    Cost of products sold                                 9,121      3,351
    Cost of event production and promotion                    0     71,662
    Freight                                                 830      2,843
    Professional fees                                    17,770     14,750
    Advertising and promotion                            28,072          0
    Travel                                                    0      4,603
    Rent                                                  6,993      5,904
    Office, telephone and other operating expenses       17,223     12,810
    Interest                                              4,072      1,736
    Depreciation                                          5,583      3,940
    Amortization                                          3,023      3,023
                                                       --------   --------
      TOTAL COSTS AND EXPENSES                           92,687    124,548
                                                       --------   --------
NET LOSS                                               $(69,720)  $(99,951)
                                                       ========   ========

NET LOSS PER COMMON SHARE                              $  (.006)  $  (.017)
                                                       ========   ========





                See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three-Month Periods Ended August 31, 1998 and 1997
                                 (Unaudited)


                                                        Three Months Ended
                                                            August 31,
                                                         1998        1997
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                 $  (69,720)    $  (99,951)
    Reconciling adjustments:
        Amortization                                       3,023       3,023
        Depreciation                                       5,583       3,940
        Decrease (increase) in receivables                (8,831)      2,791
        Decrease (increase) in inventories                (4,181)     (3,318)
        Decrease (increase) in prepaid expenses            8,323      (2,944)
        (Increase) in other assets                        (7,260)          0
        Increase in accounts payable                       3,664      70,263
        Increase (decrease) in accrued expenses                0     (40,000)
        Increase (decrease) in accrued interest            4,072      (6,509)
                                                      ----------  ----------
            NET CASH USED BY OPERATING ACTIVITIES        (65,327)    (72,705)

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment                 (4,403)          0
                                                      ----------  ----------
           NET CASH USED BY INVESTING ACTIVITIES          (4,403)          0

CASH FLOWS FROM FINANCING ACTIVITIES

    Capital contributions                                 33,997           0
    Notes payable                                         (4,317)    126,387
    Loans from stockholders                               32,300     (47,400)
                                                      ----------  ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       61,880      79,987
                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH                           (7,850)     (6,282)

CASH AT BEGINNING OF PERIOD                               89,542         810
                                                      ----------  ----------
CASH AT END OF PERIOD                                 $   81,692  $    7,092
                                                      ==========  ==========



                See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          August 31, 1998 and 1997
                               (Unaudited)


NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1998.

Consolidation
-------------

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. USA Performance Products, Inc. is a wholly-owned subsidiary responsible for the manufacture and sale of the Viper M1 paintball marker and accessories.

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

NOTE B: CASH EQUIVALENTS

Cash equivalents consist of cash credits received in connection with the sale of advertising to Itex Corporation. These cash credits will be used for the purchase of products and services provided by other Itex clients.


NOTE C: INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to paintball markers and accessories. Inventories are carried at cost which is considered to be less than market value.


NOTE D: PREPAID EXPENSE

Prepaid expense includes amounts paid for rent, commercial insurance and advertising which will benefit the Company during the fiscal year ending May 31, 1999.


NOTE E: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 1998 and 1997:

                                          August 31, 1998   August 31, 1997
                                          ---------------   ---------------

     Computer hardware                       $ 34,104          $ 10,542
     Computer software                         1O,564            1O,564
     Furniture, fixtures and equipment         21,072            10,572
     Tools, dies and fixtures                  54,761            50,140
                                             --------          --------
     Total cost                               120,501            81,818

     Less: accumulated depreciation           (50,701)          (32,864)
                                             --------          --------
     Total net property and equipment        $ 69,800          $ 48,954
                                             ========          ========

The useful lives assigned to property and equipment to compute depreciation are:

     Computer hardware                       5 years
     Computer software                       5 years
     Furniture, fixtures and equipment       7 years
     Tools, dies and fixtures                5 years

NOTE F: RIGHTS TO TECHNOLOGY AND ASSOCIATED TRADEMARKS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The cost assigned to these rights increased by $6,679 as a result of payment for certain design improvements and drawing updates during the three months ended August 31, 1998. The rights are valued at $54,134 less accumulated amortization of $24,518 at August 31, 1998, and $47,455 less accumulated amortization of $15,028 at August 31, 1997.


NOTE G: DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $10,836 and $8,235, at August 31, 1998 and 1997, respectively.


NOTE H: OTHER ASSETS

Other assets include deposits and an advance to an officer of the Company.


NOTE I: ACCOUNTS PAYABLE

Accounts payable consist of professional fees, trade payables and costs associated with event production and promotion.


NOTE J: NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

Notes payable include balances remaining under a note agreement with Stratex Corporation and a note recorded in connection with the purchase of certain assets of Performance Paintball Products. The remaining balances of notes payable and loans from stockholders consist of miscellaneous amounts borrowed to finance the Company's operations.


NOTE K: SUBSEQUENT EVENT

On September 23, 1998, the Company entered into an agreement with the North American Youth Sport Institute (NAYSI) and NAYSI's founder and director, Dr. Jack Hutslar. In return for 100,000 shares of the Company's restricted common stock, the Company receives exclusive rights to present the NAYSI Course on Coaching on the Company's Internet Amateur Sports Network. In connection with a profit-sharing arrangement, NAYSI and Dr. Hutslar will provide consulting services to ensure that the content of the course and its related text is adequate and current.

NOTE L: RECOVERABILITY OF ASSETS AND GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three month periods ended August 31, 1998 and 1997 and the Form 10-KSB for the fiscal year ended May 31, 1998.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company 's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the paintball industry and electronic commerce, constantly changing technology and market acceptance of the Company 's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
--------

USA Performance Products

During the three months ended August 31, 1998, the Company commenced transfer of production of the Viper M1 paintball marker from the Company's subcontractor, Micro Tool Engineering, Inc., to in-house facilities. Having determined that Micro Tool would not be able to boost production of the Viper M1 in quantities sufficient to meet demand, management decided to shift away from reliance on this subcontractor even though the transition to other sources would depress current production even further. On June 15, the Company moved its headquarters from Palm Beach Gardens, Florida to approximately 6,000 square feet of leased commercial space in Riviera Beach, Florida. Management believes that this new facility will allow the Company to conduct its own manufacturing operation, satisfy demand for its paintball products for the foreseeable future and ensure the quality of its products by in-house implementation of a comprehensive quality control program. Management also believes that the resulting control over production will make it possible to cut costs to increase profit margins. In-house production is expected to commence by the end of October.

USA SportsNet

Work continued on transformation of USA SportsNet from a web site used to market the Viper M1 to being the first amateur sports Internet network ("Amateur Sports Network") serving amateur athletes and their organizations.

(The following paragraph addresses a material subsequent event.)

On September 23, 1998, the Company entered into an agreement with the North American Youth Sport Institute (NAYSI) and its founder and director, Dr. Jack Hutslar, under which NAYSI granted exclusive rights to the Company to present the NAYSI coaches course on the Amateur Sports Network in return for 100,000 shares of restricted common stock. In connection with a profit-sharing agreement, Dr. Hutslar will provide consultation services to ensure that the content of the course and its related text is kept current. Founded in 1979, NAYSI has developed curricula for national training programs that enroll over one million youngsters annually, and it has trained more than 30,000 coaches and teachers in live training sessions. Management considers the agreement with NAYSI to be an important step to provide the means to identify individuals who are not suited for coaching positions and to strengthen the abilities of those who do coach young athletes.

Results of Operations
---------------------

     Comparison of the three months ended August 31, 1998 with the three months ended August 31, 1997
     -------------------------------------------------------------------

Revenue for the three-month period ended August 31, 1998 was $22,967 compared to $24,597 recorded during the same time period of the prior year. All current period revenue consisted of sales of the Viper M1 paintball marker. The majority of prior period revenues were derived from the sale of advertising, tickets and memorabilia connected with the All American Bowl. Total costs and expenses declined from $124,548 during the prior period to $92,687 during the current period. This decrease reflected elimination of the prior year cost of producing and promoting the All American Bowl offset by increases in all other expense categories except travel and freight. Relocation of Company headquarters contributed to these increases. However, the most significant increase was $28,072 in advertising related to promotion of the Viper M1 in anticipation of the Company's ability to satisfy greater demand once transfer of production to in-house facilities is complete. The overall expense decrease of $31,861 translated into a reduction of net loss from $99,951 in the prior year period to $69,720 for the three months ended August 31, 1998.

Liquidity and Capital Resources
-------------------------------

At August 31, 1998, current assets totaled $213,431 compared to $216,592 at the prior year end. The decrease of $3,161 was the net result of a $7,850 decrease in cash and cash equivalents and an $8,323 decrease in prepaid expense offset by increases of $8,831 in accounts and advances receivable and $4,181 in inventories. Current liabilities increased to $275,520 from $272,518 at the prior year end. Accounts payable grew from $131,704 to $135,368 during the same time period. Remaining current liabilities consist of the current portion of long-term debt discussed below.

Net cash used by operating activities during the three months ended August 31, 1998 was $65,327. The principal use of cash was to fund the Company's net loss from operations. Cash used to increase accounts receivable, inventories and other assets was offset by decreases in prepaid expenses and increases in accounts payable and accrued interest.

Net cash used by investing activities consisted of $4,403 used for acquisition of tools, dies and fixtures and computer hardware.

Net cash provided by financing activities was $61,880 derived from $33,997 in capital contributions and $32,300 in loans from stockholders offset by a $4,317 decrease in notes payable. Of the capital contributions, $19,000 was recorded from a private sale of restricted stock, and the remainder resulted from the exchange of stock for services. Loans from stockholders, which bear no interest, continued to be a significant source of capital to fund the Company's operations during the three-month period ended August 31, 1998. Notes payable included balances remaining under a note agreement with Stratex Corporation and a note recorded in connection with the purchase of certain assets of Performance Paintball Products.

Management believes that the combination of revenues, loans from stockholders and capital contributions will be sufficient to fund operations for the remainder of the current fiscal year. To the extent that the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

Market for Common Equity
------------------------

The Company's common stock continues to trade on the OTC Bulletin Board under the symbol USSP. Equitrade Securities Corporation of Lake Forest, California continues to serve as the lead market maker for the stock.

OTHER INFORMATION

PART II

ITEM 1. Legal Proceedings.

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

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

                              U S Amateur Sports, Inc.




October 14, 1998              By /s/ Guy T. Lindley
                                 Guy T. Lindley, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)