Form 10QSB
period 1998-11-30
US AMATEUR SPORTS INC
filed 1999-01-19
CIK 1000459

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             Form 10-QSB



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              for the quarterly period ended November 30, 1998



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

          Yes  -X-              No__


As of November 30, 1998, the issuer had 11,996,600 shares of common stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure format:    Yes _    No -X-

U S AMATEUR SPORTS, INC.                                    Form 10-QSB
                                                      November 30, 1998

                                  INDEX

PART I      FINANCIAL INFORMATION                                Page No.

ITEM 1      FINANCIAL STATEMENTS

            Consolidated Balance Sheets:
                 November 30, 1998 and May 31, 1998                    3

            Consolidated Statements of Operations:
                 Six-Month Periods Ended
                  November 30, 1998 and 1997                           4

                 Three-Month Periods Ended
                  November 30, 1998 and 1997                           5

            Consolidated Statements of Cash Flows:
                 Six-Month Periods Ended
                  November 30, 1998 and 1997                           6

            Notes to Consolidated Financial Statements                 7

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                                         10

PART II     OTHER INFORMATION

            Items 1-6                                                 14

                           U S AMATEUR SPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 1998 AND MAY 31, 1998


                                                   NOVEMBER 30,     MAY 31,
                                                       1998          1998
                                                   ------------    ---------
                                                    (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                          $ 80,176      $ 89,542
  Accounts and advances receivable                     28,468         7,315
  Inventories                                          86,160        85,155
  Prepaid expense                                      21,341        34,580
                                                     --------      --------
  Total current assets                                216,145       216,592

  Property and equipment                               65,547        70,980
  Rights to technology and associated trademarks       26,909        25,309
  Deferred charges                                      1,518         2,818
  Other assets                                          8,442         7,862
                                                      --------     --------
      TOTAL ASSETS                                    $318,561     $323,561
                                                      ========     ========
LIABILITIES
Current Liabilities
  Accounts payable                                    $134,357     $131,704
  Current portion of notes payable                     125,897      130,214
  Current portion of accrued interest                   17,745       10,600
                                                      --------     --------
    Total current liabilities                          277,999      272,518

  Loans from stockholders                              166,995      101,600
  Notes payable, less current portion                   13,500       13,500
  Accrued interest, less current portion                 2,143        1,314
                                                      --------     --------
      TOTAL LIABILITIES                                460,637      388,932
                                                      --------     --------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value:
      Authorized - 50,000,000 shares;
          Issued - 11,996,600 shares at
       November 30, 1998 and 11,894,600
       shares at May 31, 1998                            1,199        1,189
  Additional paid-in capital                           530,128      484,361
  Accumulated deficit                                 (668,403)    (545,921)
  Less treasury stock - At cost: 2,000 shares           (5,000)      (5,000)
                                                      --------     --------
      TOTAL STOCKHOLDERS' EQUITY                      (142,076)     (65,371)
                                                      --------     --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $318,561     $323,561
                                                      ========     ========


                      See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               Six-Month Periods Ended November 30, 1998 and 1997
                                 (Unaudited)


                                                           Six Months
                                                        Ended November 30,
                                                         1998       1997
REVENUES                                               --------    --------

    Net sales                                         $  53,986   $  31,413
    Other income                                              0       3,504
                                                      ---------   ---------
      TOTAL REVENUES                                     53,986      34,917

COSTS AND EXPENSES

    Cost of products sold                                26,989      10,299
    Cost of event production and promotion                    0      72,467
    Freight                                               2,172       3,952
    Professional fees                                    36,067      25,662
    Advertising and promotion                            42,555       3,659
    Travel                                                    0       8,392
    Rent                                                 15,579      11,769
    Office, telephone and other operating expenses       27,439      20,632
    Interest                                              7,975       7,999
    Depreciation                                         11,312       7,880
    Amortization                                          6,380       6,046
                                                      ---------   ---------
      TOTAL COSTS AND EXPENSES                          176,468     178,757
                                                      ---------   ---------
NET LOSS                                              $(122,482)  $(143,840)
                                                      =========   =========

NET LOSS PER COMMON SHARE                              $  (.010)  $  (.024)
                                                       ========   ========





                      See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             Three-Month Periods Ended November 30, 1998 and 1997
                                 (Unaudited)


                                                          Three Months
                                                        Ended November 30,
                                                         1998       1997
REVENUES                                               --------   --------

    Net sales                                          $ 31,019   $ 10,075
    Other income                                              0        245
                                                       --------   --------
      TOTAL REVENUES                                     31,019     10,320

COSTS AND EXPENSES

    Cost of products sold                                17,868      6,948
    Cost of event production and promotion                    0        805
    Freight                                               1,342      1,109
    Professional fees                                    18,297     10,912
    Advertising and promotion                            14,483      3,659
    Travel                                                    0      3,789
    Rent                                                  8,586      5,865
    Office, telephone and other operating expenses       10,216      7,822
    Interest                                              3,903      6,263
    Depreciation                                          5,729      3,940
    Amortization                                          3,357      3,023
                                                       --------   --------
      TOTAL COSTS AND EXPENSES                           83,781     54,135
                                                       --------   --------
NET LOSS                                               $(52,762)  $(43,815)
                                                       ========   ========

NET LOSS PER COMMON SHARE                              $  (.004)  $  (.007)
                                                       ========   ========





                      See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six-Month Periods Ended November 30, 1998 and 1997
                                 (Unaudited)


                                                        Six Months Ended
                                                           November 30,
                                                         1998        1997
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                          $ (122,482) $ (143,840)
    Reconciling adjustments:
        Amortization                                       6,380       6,046
        Depreciation                                      11,312       7,880
        Decrease (increase) in receivables               (21,153)      3,064
        Decrease (increase) in inventories                (1,005)     (5,600)
        Decrease (increase) in prepaid expenses           13,239       2,000
        (Increase) in other assets                        (7,261)          0
        Increase in accounts payable                       2,653     109,854
        Increase (decrease) in accrued expenses                0     (40,000)
        Increase (decrease) in accrued interest            7,974     (16,930)
                                                      ----------  ----------
            NET CASH USED BY OPERATING ACTIVITIES       (110,343)    (77,526)

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment                 (5,878)          0
                                                      ----------  ----------
           NET CASH USED BY INVESTING ACTIVITIES          (5,878)          0

CASH FLOWS FROM FINANCING ACTIVITIES

    Capital contributions                                 45,777           0
    Notes payable                                         (4,317)    126,387
    Loans from stockholders                               65,395     (47,400)
                                                      ----------  ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      106,855      78,987
                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH                           (9,366)      1,461

CASH AT BEGINNING OF PERIOD                               89,542         810
                                                      ----------  ----------
CASH AT END OF PERIOD                                 $   80,176  $    2,271
                                                      ==========  ==========



                      See notes to financial statements.

                           U S AMATEUR SPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 1998 and 1997
                               (Unaudited)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1998.

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

NOTE C:  INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to finished goods and work-in-process inventories of the Viper M1 paintball marker and accessories. Inventories are carried at cost which is considered to be less than market value.


NOTE D:  PREPAID EXPENSE

Prepaid expense includes amounts paid for rent, commercial insurance and advertising which will benefit the Company during the fiscal year ending May 31, 1999.


NOTE E:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 1998 and 1997:

                                     November 30, 1998  November 30, 1997

      Computer hardware                  $ 34,434            $ 10,542
      Computer software                    10,564              10,564
      Furniture, fixtures and equipment    22,218              10,572
      Tools, dies and fixtures             54,761              50,140
                                          -------             -------
                  Total cost              121,977              81,818

      Less: accumulated depreciation      (56,430)            (36,804)
                                         --------             -------
      Total net property and equipment   $ 65,547            $ 45,014
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


NOTE F:  RIGHTS TO TECHNOLOGY AND ASSOCIATED TRADEMARKS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The cost assigned to these rights increased by $6,679 as a result of payment for certain design improvements and drawing updates during the three months ended August 31, 1998. The rights are valued at $54,134 less accumulated amortization of $27,225 at November 30, 1998, and $47,455 less accumulated amortization of $17,400 at November 30, 1997.

NOTE G:  DEFERRED CHARGES

Deferred charges consist of organization costs in the amount of $13,004 less accumulated amortization of $11,486 and $8,885, at November 30, 1998 and 1997, respectively.


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


NOTE K:  SUBSEQUENT EVENT

On December 17, 1998, the Company's Board of Directors approved an action to change the name of the Company from US Amateur Sports, Inc. to ecom ecom.com, inc. A meeting of shareholders to discuss an amendment to the Company's Articles of Incorporation to implement the change has been scheduled for January 25, 1999. Management believes that the new name more appropriately connotes the nature of the Company's core business which focuses on electronic commerce and extends beyond the sports industry.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month and six-month periods ended November 30, 1998 and 1997 and the Form 10-KSB for the fiscal year ended May 31, 1998.

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

Overview
--------

Electronic Commerce

With the exception of $17,120 in revenues related to last fiscal year's production of the All American Bowl, the Company's revenues to date have consisted entirely of sales of the Viper M1 paintball marker and accessories. Since paid advertising in paintball-oriented magazines is a recent addition to the Viper marketing program, most of the Viper M1 sales were generated from the Company's Internet web site.

From the inception of US Amateur Sports, Company management has believed in the concept of an amateur sports network on the Internet that would serve as a portal for amateur athletes worldwide to access sports information, products and services to support their activities. This sports network, designated as USA SportsNet and established as a division of the Company, would include a site available to local community recreation departments, youth leagues and schools to post scores, standings, schedules and highlights of local amateur athletic activities free of charge. This approach is designed to build a high volume of Internet traffic which management believes will make USA SportsNet attractive to sports-oriented merchants.

In September 1998, the Company entered into an agreement with the North American Youth Sport Institute (NAYSI) and its founder and director, Dr. Jack Hutslar, under which NAYSI granted exclusive rights to the Company to present the NAYSI coaches course on USA SportsNet in return for 100,000 shares of restricted common stock. In connection with a profit-sharing agreement, Dr. Hutslar will provide consultation services to ensure that the content of the course and its related text is kept current. Founded in 1979, NAYSI has developed curricula for national training programs that enroll over one million youngsters annually, and it has trained more than 30,000 coaches and teachers in live training sessions. Management considers the agreement with NAYSI to be an important step to provide the means to identify individuals who are not suited for coaching positions and to strengthen the abilities of those who do coach young athletes.

(The following paragraph addresses a material subsequent event.)

Successful use of the Internet to market paintball products, management's intention to extend this use by launching an amateur sports network, and the belief that many of the marketing concepts embodied in this plan (and the related software) can be applied to products that are outside of the sports industry, led management of the Company to redefine the core business. On December 17, 1998, the Company's directors voted to change the Company's name to ecom ecom.com, inc. A special meeting of shareholders is scheduled at 4:00 p.m. on January 25, 1999 at the offices of the Company to discuss an amendment to the Company's Articles of Incorporation in order to adopt the new name. Management believes that the proposed name more accurately reflects the nature of the Company's core business which is defined as electronic commerce.

Manufacturing Operations

USA Performance Products, Inc. is a wholly-owned subsidiary responsible for the production and sale of the Viper M1 paintball marker and accessories. Sales of the paintball marker have been depressed by the inability of the manufacturing subcontractor to produce the Viper M1 in sufficient quantities to meet demand. During the current fiscal year, the Company moved its headquarters to approximately 6,000 square feet of leased commercial space in Riviera Beach, Florida to allow for the development of an in-house manufacturing operation. In the final month of the current quarter, in-house production of the paintball marker commenced, and the first units assembled in-house were shipped.

Results of Operations
---------------------

     Comparison of the six months ended November 30, 1998
     with the six months ended November 30, 1997
     ----------------------------------------------------

Revenue for the six-month period ended November 30, 1998 was $53,986 compared to $34,917 of revenue recorded during the same period of the prior year. All current period revenue consisted of sales of the Viper M1 paintball marker and accessories. Revenues during the prior year period included $17,120 derived from the sale of advertising, tickets and memorabilia connected with the Company's production of the All American Bowl, $3,259 which represented a gain realized from renegotiation of a note payable, and $14,538 derived from sales of the Viper M1.

Total costs and expenses were $176,468 in the current period compared to $178,757 in the prior year period. The prior year total included $72,467 related to production and promotion of the All American Bowl. Elimination of this cost in the current year was offset by increases in all other expense categories except travel, freight and interest. Relocation and equipping of Company headquarters accounted for increases in rent, depreciation, office and other operating expenses. Focus on development of the Company's Internet network increased professional fees. However, the most significant increase was $38,896 in additional spending on advertising and promotion of the Company and the Viper M1 paintball marker. This spending was made in anticipation of the Company's ability to satisfy greater demand once transfer of production to in-house facilities was complete. As noted in the discussion above, in-house production commenced in November, and the majority of current quarter Viper M1 sales were recorded in this last month of the quarter.

The increase in sales of the Viper M1 and elimination of the costs related to the All American Bowl translated into a reduction of net loss for the six-month period from $143,840 in the prior year to $122,482 in the current year.

     Comparison of the three months ended November 30, 1998
     with the three months ended November 30, 1997
     ------------------------------------------------------

Revenue for the three-month period ended November 30, 1998 was $31,019 compared to $10,320 recorded during the same period of the prior year. Revenue for both periods consisted of sales of the Viper M1.

Total costs and expenses rose from $54,135 in the prior year period to $83,781 in the current quarter with expenses rising in all categories except travel and interest. All increases resulted from the operational changes and investment spending discussed in the comparison of the six-month periods above.

The increased expenditures resulted in a net loss of $52,762 for the current quarter compared to a loss of $43,815 in the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

At November 30, 1998, current assets totaled $216,145 compared to $216,592 at the prior year end. An increase of $21,153 in accounts receivable generated from Viper M1 sales late in November was offset by decreases in cash and cash equivalents of $9,366 and prepaid expense of $13,239. The reduction in the prepaid category consisted primarily of the expensing of amounts paid for advertising. Current liabilities at November 30, 1998 were $277,999 compared to $272,518 at the prior year end. Increases of $2,653 in accounts payable and $7,145 in accrued interest were offset by a $4,317 decrease in the current portion of notes payable.

Net cash used by operating activities during the six months ended November 30, 1998 was $110,343. The principal use of cash was to fund the Company's net loss from operations. Cash used to increase accounts receivable and other assets was offset by decreases in prepaid expenses and increases in accounts payable and accrued interest.

Net cash used by investing activities consisted of $5,878 used for acquisition of tools, dies and fixtures and computer hardware.

Net cash provided by financing activities was $106,855 derived from $45,777 in capital contributions and $65,395 in loans from stockholders offset by a $4,317 decrease in notes payable. Of the capital contributions, $30,780 was recorded from private sales of restricted stock, and the remainder resulted from the exchange of stock for services. Loans from stockholders, which bear no interest, continued to be a significant source of capital to fund the Company's operations. Notes payable included balances remaining under a note agreement with Stratex Corporation and a note recorded in connection with the purchase of certain assets of Performance Paintball Products. The Stratex note, which bears interest at the rate of prime plus 6% on a balance of $100,000, was amended during the quarter to provide for a new maturity date of September 1, 1999.

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

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

A promotional article relating to the Company's business appeared in the fall 1998 edition of an advertising publication called "Market Pulse Journal." On December 29, 1998, an article appeared in the "Eavesdropper" column on CBS Marketwatch (cbs.marketwatch.com), an online financial news site, which referred to the referenced article in the Market Pulse Journal and made favorable comments about the Company. On January 4, 1999, CBS Marketwatch retracted its earlier article, stating that it had not seen the disclosure indicating that the Company had paid compensation to a public relations firm in connection with the article in Market Pulse Journal. On January 5, 1999, the Company (unaware that CBS Marketwatch had retracted its earlier article) issued a press release calling attention to the favorable CBS Marketwatch article.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits - None

     (b) Reports - None

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              U S Amateur Sports, Inc.




January 18, 1998              By /s/ Guy T. Lindley
                                 Guy T. Lindley, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)