Form 10QSB
period 1999-02-28
ECOM ECOM COM INC
filed 1999-04-14
CIK 1000459

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             Form 10-QSB



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              for the quarterly period ended February 28, 1999


                   Commission File Number 33-96638-A




                            ecom ecom.com, inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Florida                                     65-0538051
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


8125 Monetary Drive, Suite H4, Riviera Beach, Florida          33404
------------------------------------------------------       ----------
      (Address of principal executive offices)               (Zip Code)


                              (561) 622-4395
              ------------------------------------------------
              (Issuer's telephone number, including area code)


                         U S Amateur Sports, Inc.
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  -X-              No__


As of February 28, 1999, the issuer had 12,611,600 shares of common stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure format:    Yes _    No -X-
eCom eCom.com, Inc.                                      Form 10-QSB
                                                         February 28, 1999



                                   INDEX

                                                                    PAGE NO.
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
               February 28, 1999 and May 31, 1998                        3

           Consolidated Statements of Operations:
               Nine-Month Periods Ended
               February 28, 1999 and 1998                                4

               Three-Month Periods Ended
               February 28, 1999 and 1998                                5

           Consolidated Statements of Cash Flows:
               Nine-Month Periods Ended
               February 28, 1999 and 1998                                6

           Notes to Consolidated Financial Statements                    7


ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION                                         10


PART II    OTHER INFORMATION

           ITEMS 1-6                                                    14
                             eCOM eCOM.COM, INC.
                         CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1999 AND MAY 31, 1998


                                       February 28, 1999     May 31, 1998
                                          (Unaudited)
                                       -----------------     ------------
ASSETS
Current assets
  Cash and cash equivalents               $  158,852          $   89,542
  Accounts and advances receivable            20,641               7,315
  Inventories                                153,627              85,155
  Prepaid expense                              9,187              34,580
                                          ----------          ----------
      Total current assets                   342,307             216,592

  Property and equipment                      72,928              70,980
  Intangible assets                           35,402              25,309
  Other assets                                12,423              10,680
                                          ----------          ----------
      TOTAL ASSETS                        $  463,060          $  323,561
                                          ==========          ==========
LIABILITIES
Current liabilities
  Accounts payable                        $  138,258          $  131,704
  Current portion of notes payable           125,897             130,214
  Current portion of accrued interest          2,408              10,600
                                          ----------          ----------
      Total current liabilities              266,563             272,518

  Loans from stockholders                    197,345             101,600
   Notes payable, less current portion        13,500              13,500
   Accrued interest, less current portion      2,551               1,314
                                          ----------          ----------
      TOTAL LIABILITIES                      479,959             388,932
                                          ----------          ----------
STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value:
    Authorized - 50,000,000 shares;
    Issued - 12,611,600 shares
    at February 28, 1999 and 11,894,600
    shares at May 31, 1998                     1,260              1,189
  Additional paid-in capital                 703,694            484,361
  Accumulated deficit                       (709,275)          (545,921)
   Less treasury stock -
    At cost: 27,000 shares                   (12,578)            (5,000)
                                          ----------          ----------
      TOTAL STOCKHOLDERS' EQUITY             (16,899)           (65,371)
                                          ----------          ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $  463,060          $  323,561
                                          ==========          ==========


                        See notes to financial statements.

                                eCOM eCOM.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                Nine-Month Periods Ended February 28, 1999 and 1998
                                   (Unaudited)


                                           Nine Months         Nine Months
                                              Ended               Ended
                                         February 28, 1999   February 28, 1998
                                         -----------------   -----------------
REVENUES

    Net sales                                $  135,078      $   71,948
    Other income                                      0           3,504
                                             ----------      ----------
      TOTAL REVENUES                            135,078          75,452

COSTS AND EXPENSES

    Cost of products sold                        75,101          13,560
    Cost of event production and promotion            0          72,467
    Freight                                       4,808           4,262
    Payroll expense                                   0           4,800
    Professional fees                            50,249          36,203
    Advertising and promotion                    66,340          11,063
    Travel                                            0           8,842
    Rent                                         24,165          16,961
    Office, telephone and other
      operating expenses                         39,032          26,829
    Interest                                     11,896          12,916
    Depreciation                                 17,104          11,820
    Amortization                                  9,737           9,069
                                             ----------      ----------
      TOTAL COSTS AND EXPENSES                  298,432         228,792
                                             ----------      ----------
NET LOSS                                     $ (163,354)     $ (153,340)
                                             ==========      ==========

NET LOSS PER COMMON SHARE                    $    (.013)     $    (.025)
                                             ==========      ==========





                        See notes to financial statements.

                                eCOM eCOM.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                Three-Month Periods Ended February 28, 1999 and 1998
                                   (Unaudited)


                                          Three Months        Three Months
                                              Ended               Ended
                                         February 28, 1999   February 28, 1998
                                         -----------------   -----------------
REVENUES

    Net sales                                $   81,092        $   40,535
    Other income                                      0                 0
                                             ----------        ----------
      TOTAL REVENUES                             81,092            40,535

COSTS AND EXPENSES

    Cost of products sold                        48,112             3,261
    Cost of event production and promotion            0                 0
    Freight                                       2,636               310
    Payroll expense                                   0             4,800
    Professional fees                            14,182            10,541
    Advertising and promotion                    23,785             7,404
    Travel                                            0               450
    Rent                                          8,586             5,192
    Office, telephone and other
      operating expenses                         11,593             6,197
    Interest                                      3,921             4,917
    Depreciation                                  5,792             3,940
    Amortization                                  3,357             3,023
                                             ----------        ----------
      TOTAL COSTS AND EXPENSES                  121,964            50,035
                                             ----------        ----------
NET LOSS                                     $  (40,872)       $   (9,500)
                                             ==========        ==========

NET LOSS PER COMMON SHARE                    $    (.003)       $    (.001)
                                             ==========        ==========


                        See notes to financial statements.

                                eCOM eCOM.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine-Month Periods Ended February 28, 1999 and 1998
                                   (Unaudited)


                                            Nine Months        Nine Months
                                               Ended              Ended
                                          February 28, 1999  February 28, 1998
                                          -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                   $ (163,354)        $ (153,340)
 Reconciling adjustments:
  Amortization                                   9,737              9,069
  Depreciation                                  17,104             11,820
  Decrease (increase) in receivables           (14,258)             2,357
  Decrease (increase) in inventories           (68,472)            (8,712)
  Decrease (increase) in prepaid expenses       25,393            (38,191)
  (Increase) in other assets                    (1,743)                 0
  Increase in accounts payable                   6,554            103,565
  Increase (decrease) in accrued expenses            0            (40,000)
  Increase (decrease) in accrued interest       (6,955)           (14,125)
                                            ----------         ----------
   NET CASH USED BY OPERATING ACTIVITIES      (195,994)          (127,557)

CASH FLOWS FROM INVESTING ACTIVITIES

 Acquisition of property and equipment         (20,071)                 0
 Acquisition of intangible assets              (17,879)                 0
                                            ----------         ----------
   NET CASH USED BY INVESTING ACTIVITIES       (37,950)                 0

CASH FLOWS FROM FINANCING ACTIVITIES

 Capital contributions                         211,826             51,737
 Notes payable                                  (4,317)           107,467
 Loans from stockholders                        95,745             16,600
                                            ----------         ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES   303,254            175,804
                                            ----------         ----------
NET INCREASE (DECREASE) IN CASH                 69,310             48,247

CASH AT BEGINNING OF PERIOD                     89,542                810
                                            ----------         ----------
CASH AT END OF PERIOD                       $  158,852        $    49,057
                                            ==========        ===========



                        See notes to financial statements.

                             eCOM eCOM.COM, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       February 28, 1999 and 1998
                               (Unaudited)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1998.

Consolidation
-------------

The consolidated financial statements of the Company include the accounts of US Amateur Sports Company. US Amateur Sports owns USA Performance Products, Inc. USA Performance Products, Inc. is a wholly-owned subsidiary responsible for the manufacture and sale of the Viper M1 paintball marker and accessories and the sale of other paintball products. All intercompany balances and transactions have been eliminated in consolidation.

Depreciation
------------

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and an accelerated method for tax purposes.

Amortization
------------

Intangible assets and deferred charges are amortized using the straight-line method over five years.

Inventories
-----------

Inventories are stated at the lower of cost or market.  See note C.

NOTE B:  CASH EQUIVALENTS

Cash equivalents consist of cash credits received in connection with the sale of advertising to Itex Corporation. These cash credits are used for the purchase of products and services provided by other Itex clients.


NOTE C:  INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to finished goods and work-in-process inventories of the Viper M1 paintball marker, its accessories and other paintball products. Inventories are carried at cost which is considered to be less than market value.


NOTE D:  PREPAID EXPENSE

Prepaid expense includes amounts paid for rent, commercial insurance, advertising and other expenditures which will benefit the Company during the fiscal year ending May 31, 1999.


NOTE E:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 1999 and 1998:

                                       February 28, 1999    February 28, 1998
                                       -----------------    -----------------
     Computer hardware                    $  34,858            $  10,542
     Computer software                       22,416               10,564
     Furniture, fixtures and equipment       22,948               10,572
     Tools, dies and fixtures                54,928               50,140
                                          ---------            ---------
               Total cost                   135,150               81,818

     Less: accumulated depreciation         (62,222)             (40,744)
                                          ---------            ---------
     Total net property and equipment     $  72,928            $  41,074
                                          =========            =========

The useful lives assigned to property and equipment to compute depreciation are:

     Computer hardware                         5 years
     Computer software                         5 years
     Furniture, fixtures and equipment         7 years
     Tools, dies and fixtures                  5 years

NOTE F:  INTANGIBLE ASSETS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The valuation of these rights increased with the recording of payments for design improvements and drawing updates during the current fiscal year. The rights are valued at $54,134 less accumulated amortization of $29,932 at February 28, 1999, and $47,455 less accumulated amortization of $19,773 at February 28, 1998.

During the current quarter, the Company acquired the rights to the completed technology, customer lists and domain names for the AClassifiedAd and Swap and Shop web sites. The purchase prices of $10,000 and $1,200, respectively, have been recorded as intangible assets.


NOTE G:  OTHER ASSETS

Other assets include deferred charges, deposits and an advance to an officer of the Company.


NOTE H:  ACCOUNTS PAYABLE

Accounts payable consist of professional fees, trade payables and costs associated with event production and promotion.


NOTE I:  NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month and nine-month periods ended February 28, 1999 and 1998 and the Form 10-KSB for the fiscal year ended May 31, 1998.

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

Overview
--------

Corporate Restructuring

On December 17, 1998, the Company's directors voted to change the Company's name from US Amateur Sports, Inc. to ecom ecom.com, inc. in the belief that the proposed name more accurately reflected the nature of the Company's core business, electronic commerce. At a Special Meeting of Shareholders held on January 25, 1999, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation in order to adopt the new name. At that time, a current report on Form 8-K was filed with the Securities and Exchange Commission, and the name change became effective on January 27, 1999.

Also on January 27, 1999, Articles of Incorporation of US Amateur Sports Company were filed with the State of Florida. US Amateur Sports Company became a wholly-owned subsidiary of ecom ecom.com, inc., and USA Performance Products, Inc. became a wholly-owned subsidiary of US Amateur Sports Company. In addition, the assets of the USA SportsNet business unit were transferred into US Amateur Sports Company.

The purpose of these changes was to structure the Company to maximize its ability to pursue certain e-commerce concepts that extend beyond the amateur sports market.

Electronic Commerce

Immediately following the name change and restructuring, the Company announced the development of its new auction web site, the ECEC Trading Club. The Trading Club is located on the Company's Internet site at www.ecomecom.com. Although the concept of on-line auctions is not new, having been popularized by eBay and imitated by many others, the ECEC Trading Club differentiates itself from these other sites by functioning as a membership club. Membership is free. An annual fee of $36 allows sellers to list an unlimited number of items for sale through the auction. No listing or value-based transaction fees are assessed so that members will find ECEC's auction to be more economical than other Internet auction sites.

In addition to being more economical, the membership club concept is more secure because the Trading Club reserves the right to revoke the membership of anyone who engages in unethical trading activity.

On February 6, 1999, the Company acquired the AClassifiedAd web site, and on February 12, 1999, the Swap and Shop web site was purchased. These acquisitions included the rights to the completed technology, customer lists and domain names of each site. Included in the purchase of the AClassifiedAd web site were the rights to the Official NP Magazine, a monthly Internet consumer report provided to subscribers via e-mail. The purchase prices of these sites have been recorded as intangible assets in the Company's financial statements. Addition of these web sites broadened the scope of the Trading Club's services to include a newspaper classified advertising format and a facility that enables members to swap their items.

Management's interest in developing electronic commerce concepts grew from its successful use of the Internet to market paintball products and its intention to extend this use by launching an Internet amateur sports network, USA SportsNet. USA SportsNet is being developed as a portal for amateur athletes worldwide to access sports information, products and services to support their activities. It is anticipated to include a site available to local community recreation departments, youth leagues and schools to post scores, standings, schedules and highlights of local amateur athletic activities free of charge. This approach is designed to build a high volume of Internet traffic which management believes will make USA SportsNet attractive to sports-oriented merchants.

Paintball

USA Performance Products, Inc. is responsible for the production and sale of the Viper M1 paintball marker and accessories. During the current fiscal year, the Company moved production of the Viper M1 from a subcontractor to in-house facilities. The creation of an in-house production capability allows the Company to grow to meet demand for the marker. The growth in sales posted during the current quarter resulted from this change. Having demonstrated the ability to manufacture the product in-house, management plans to increase its advertising efforts to expand penetration of this segment of the paintball market.

During the current quarter, the Company acquired the right to use the toll-free telephone number, 1-800-PAINTBALL. The Company also has registered the Internet domain name www.800paintball.com and a number of related domain names. Management plans to use the advertising advantages inherent in the combination of these two forms of electronic commerce to establish a significant market share within all sectors of the paintball market.

Results of Operations
---------------------

     Comparison of the nine months ended February 28, 1999
     with the nine months ended February 28, 1998
     -----------------------------------------------------

Revenue for the nine-month period ended February 28, 1999 was $135,078 compared to $75,452 of revenue recorded during the same period of the prior year. All current period revenue consisted of sales of the Viper M1 paintball marker, its accessories and other paintball products. Revenues during the prior year period included $52,120 derived from the sale of advertising, tickets and memorabilia connected with the Company's production of the All American Bowl and $3,259 which represented a gain realized from renegotiation of a note payable. The balance of prior year revenues consisted of sales of the Viper M1.

Total costs and expenses were $298,432 in the current period compared to $228,792 in the prior year period. The prior year total included $72,467 related to production and promotion of the All American Bowl. Elimination of this cost in the current year was offset by increases in all other expense categories except travel and interest. Relocation and equipping of Company headquarters accounted for increases in rent, depreciation, office and other operating expenses. Focus on development of the Company's Internet network increased professional fees. However, the most significant increase was $55,277 in additional spending on advertising and promotion of the Company and its products. The increase in sales offset by increased spending resulted in an increase of $10,014 in the net loss, from $153,340 in the prior year to $163,354 in the current year.

     Comparison of the three months ended February 28, 1999
     with the three months ended February 28, 1998
     ------------------------------------------------------

Revenue for the three-month period ended February 28, 1999 was $81,092 compared to $40,535 recorded during the same period of the prior year.
Revenue for the current period consisted of sales of the Viper M1, while prior period revenue included $5,535 in Viper M1 sales combined with $35,000 in sales of All American Bowl advertising.

Total costs and expenses rose from $50,035 in the prior year period to $121,964 in the current quarter with expenses rising in all categories except travel and interest. All increases resulted from the operational changes and investment spending discussed in the comparison of the nine-month periods above.

The increased expenditures resulted in a net loss of $40,872 for the current quarter compared to a loss of $9,500 in the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

At February 28, 1999, current assets totaled $342,307 compared to $216,592 at the prior year end. Accounts receivable increased $13,326 as a result of the growth in paintball sales. An increase of $68,472 in inventories consisted of paintball work-in-process and finished goods inventories. A reduction of $25,393 in the prepaid category consisted primarily of the expensing of amounts paid for advertising. Current liabilities at February 28, 1999 were $266,563 compared to $272,518 at the prior year end. An increase of $6,554 in accounts payable was offset by a decrease of $8,192 in accrued interest and a $4,317 decrease in the current portion of notes payable.

Net cash used by operating activities during the nine months ended February 28, 1999 was $195,994. The principal uses of cash were to fund the Company's net loss from operations and to finance the increases in receivables and inventories.

Net cash used by investing activities consisted of $37,950 paid principally for acquisition of computer software and intangible assets consisting of rights to the AclassifiedAd and Swap and Shop web sites.

Net cash provided by financing activities was $303,254 derived from $211,826 in capital contributions and $95,745 in loans from stockholders offset by a $4,317 decrease in notes payable. Of the capital contributions, $185,780 was recorded from private sales of restricted stock, and the remainder resulted from the exchange of stock for services. Loans from stockholders, which bear no interest, continued to be a significant source of capital to fund the Company's operations. Notes payable included balances remaining under a note agreement with Stratex Corporation and a note recorded in connection with the purchase of certain assets of Performance Paintball Products.

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

Year 2000 Issue
---------------

The Company is aware of the impact that the two-digit coding of dates in many currently installed computer systems and software products will have in the year 2000. Management does not believe that this issue will result in any material adverse effect on the Company's financial condition or results of operations.

Market for Common Equity
------------------------

Following the change in the name of the Company discussed above, the Company's common stock symbol was changed to ECEC and the CUSIP number was changed to 27889U. The stock continues to trade on the OTC Bulletin Board, and Equitrade Securities Corporation of Lake Forest, California continues to serve as the lead market maker for the stock.

OTHER INFORMATION

PART II

ITEM 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

ITEM 2.  Changes in Securities.

(c) The following securities were sold in six separate transactions during the quarter ended February 28, 1999 without registering the securities under the Securities Act of 1933:

         525,000 shares of restricted and legended Common Stock to three private investors in privately negotiated transactions for an aggregate amount of $155,000 in cash;

         80,000 shares of restricted and legended Common Stock to one vendor in a privately negotiated transaction in exchange for a toll free telephone number valued by the Registrant at $100,000;

         90,000 shares of restricted and legended Common Stock to two persons (one of whom is a current employee and one of whom is a former employee of the Registrant) in exchange for services rendered valued in the aggregate at $18,627.25.

The shares of the Company's Common Stock which were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with the Company and was provided with appropriate offering documents and access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the company's Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 3.  Defaults Upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At a Special Meeting of Shareholders of U S Amateur Sports, Inc. (the "Company") held on January 25, 1999, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to change the Company's name to ecom ecom.com, inc. The subject name change became effective on January 27, 1999.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits - None

           (b) Reports - Form 8-K, dated January 25, 1999 reporting on Item 5 "Other Events".

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              ecom ecom.com, inc.




April 14, 1999                By /s/ Guy T. Lindley
                                 Guy T. Lindley, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)