Form 10KSB
period 1999-05-31
ECOM ECOM COM INC
filed 1999-09-14
CIK 1000459

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  DC  20549

                             FORM 10-KSB

            Annual report pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

              For the fiscal year ended:  May 31, 1999
                                          ------------

                Commission File Number   33-96638-A
                                         ----------

                       eCom eCom.com, Inc.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Registrant's revenues for its most recent fiscal year were $288,613.

As of May 31, 1999, there were 12,883,600 shares of the registrant's $.0001 par value common stock issued and 12,883,600 shares outstanding.

Transitional Small Business Disclosure Format Used  (Check one) Yes   No  X

                       TABLE OF CONTENTS

                                                                     PAGE


                             PART I

Item 1.  Business of the Company                                        3

Item 2.  Properties                                                     9

Item 3.  Legal Proceedings                                              9

Item 4. Submission of Matters to a Vote of Security Holders             9

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                            9

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10

Item 7.  Financial Statements                                          15

Item 8.  Disagreements on Accounting and Financial Disclosures         15

                            PART III

Item 9.  Directors and Executive Officers of the Registrant            15

Item 10. Executive Compensation                                        17

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                         18

Item 12. Certain Relationships and Related Transactions                19

Item 13. Exhibits, Financial Statements
         and Reports on Form 8-K                                       21
         Additional Information*                                       22



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

                             PART I

ITEM 1. BUSINESS OF THE COMPANY

     ecom ecom.com, inc. ("ECOM") and its direct and indirect wholly-owned subsidiaries, US Amateur Sports Company ("USASC") and USA Performance Products, Inc. ("USAPP") combined, are usually referred to as "we", "us" or "ECOM". We are located at 8125 Monetary Drive, Suite H4, Riviera Beach, Florida 33404, and our telephone number is (561) 622-4395.

      USASC owns USAPP, a paintball gun manufacturer, and it is developing USA SportsNet, an Internet portal for amateur athletes to access sports information, products and services. All American Sports Classics, another business unit of USASC, is being developed to present all-star games and championship team events designed to showcase leading amateur athletes in a wide range of sports. Company-produced events will be intended to provide content for the growing number of television sports channels and for USA SportsNet. We plan to use these events and other Company-sponsored sports activities to promote all of the segments of our business.

     ECOM develops Internet e-commerce enterprises. It is the parent of the eCom eCom Trading Club and the US Amateur Sports Company. eCom eCom Trading Club, which is carving its niche in the Internet auction industry, differentiates itself from other auction sites, such as eBay, by functioning as a membership club and by providing swapping and classified listings to its members.

     ECOM was incorporated on June 14, 1994 in the State of Florida and was originally named US Amateur Sports, Inc. ("USAS"). Our initial plans included the development of a sports complex dedicated to amateur athletes and the development of a sports training and fitness complex. We were unable to raise sufficient capital to develop these concepts. However, the marketing program proposed to promote the business of these concepts included use of the Internet based on early recognition of the marketing power inherent in this medium and the low cost of entry. In seeking to capitalize on use of the Internet, our management proposed to develop the USA SportsNet concept. We also acquired rights to the Viper M1 paintball marker and related assets with the intention to market paintball products over the Internet. This led to formation of the USAPP subsidiary.

     Our experience in marketing the Viper M1 over the Internet confirmed our management's belief that focus on electronic commerce would provide the greatest opportunity for future development of our business, and on January 27, 1999, we changed our name to ecom ecom.com, inc. in the belief that this name more accurately reflects the nature of our intended core business, electronic commerce. US Amateur Sports Company then became a wholly-owned subsidiary of ECOM, and USA Performance Products, Inc. became a wholly-owned subsidiary of US Amateur Sports Company. In addition, the assets of the USA SportsNet business unit were transferred into US Amateur Sports Company.

     The purpose of these changes was to provide a structure that would maximize our ability to pursue certain e-commerce concepts that extend beyond the amateur sports market.

     Investors are warned that our business strategy includes a novel use of the Internet, and despite the recent success of other Internet-related companies, there can be no assurance that we will be successful.

Electronic Commerce and the eCom eCom Trading Club
--------------------------------------------------

     The Internet is growing to become a part of everyday life in the world of commerce. Our strategy is to capitalize on the need to facilitate commerce through the use of the Internet. We developed and currently operate the eCom eCom Trading Club ("Trading Club"), located on the Internet at www.ecomecom.com. The grand opening of the Trading Club occurred on April 29, 1999. The goal of the Trading Club is to make e-commerce easy through an Internet site that provides three primary formats for bringing together individual buyers and sellers. Use of the Trading Club is free to members who wish to bid on items posted in the first venue, the eCom eCom Auction, or who wish to use the two other venues, the classified ad and swapping facilities.

     The eCom eCom Auction allows anyone with a personal computer to reach potential buyers all over the world to auction off any item to the highest bidder. Unlike other auction sites, the Trading Club does not charge for listing items to be auctioned and does not charge a percentage of the value of items sold. Members who wish to sell items through the auction are charged an annual fee.

     The second venue, "AClassifiedAd," offers goods and services through a format modeled after traditional newspaper classified advertising. Finally, the third venue is "Swap and Shop," a forum where users can list items they wish to acquire and what they are willing to barter.

     The AClassifiedAd and Swap and Shop websites were acquired in February 1999 to broaden the scope of the Trading Club's services and to provide additional benefits and incentives to attract Trading Club members. A factory outlet concept is planned for addition to the Trading Club. This feature will be attractive to businesses that want to sell excess inventory or discontinued items or to businesses that simply want to establish an Internet presence without investing in their own site.

     In order to buy or sell items through the Trading Club, individuals must first register for membership. Registration and use of the site by buyers and browsers is a free service. For members who wish to sell items through use of the Auction, there will be an annual fee of $36 for individuals and $100 for businesses which allows unlimited listings. For members who wish to list items or services in the AClassifiedAd or the Swap and Shop forums, there is no fee.

     Membership registration is a matter of completing a simple on-line form, including contact information and optional personal information. Once registered, a member may list items or services in any of the three forums. When listing an item in the Auction forum, the member selects from a variety of selling categories (e.g., "Antiques") in which he would like the item listed. He can then insert scanned or electronically downloaded photographs of the item and a text describing the item in the seller's words. The seller may optionally elect enhanced selling features, such as bold item headings, for a nominal fee. The seller then selects the auction format, ranging from the traditional English auction procedure, in which "reserves" (similar to minimum bids) are allowed, to a Dutch auction format, commonly used for selling quantities of like items wherein the items are sold for a single "market" price which is determined using a bid format.

     As of the end of July 1999, the Trading Club had attracted approximately 35,000 members. In order to build its membership, the Trading Club will not charge its members any fee (including the seller's fee) until November 1, 1999. However, ECOM plans to generate revenues during the intervening period by acquiring close-out inventories and selling these products through the auction site. It is anticipated the Company may not yield a direct profit, but it is expected to help generate more interest in the site. As membership grows, we think that the Trading Club site will become increasingly attractive to other merchants, and that advertising will become a significant source of our revenues.

     In June, 1999 the Trading Club website was inaccessible due to technical reasons of which the Company was unaware existed. While investigating and remedying the cause, the Company made certain design and functional changes over a three week period before the site was returned to operation. Although the Company makes every effort to eliminate these occurrences, there can be no assurances they will not recur.

USA Performance Products, Inc. (USAPP)
--------------------------------------

     USAPP is a wholly-owned subsidiary that markets paintball products and produces and sells the Viper M1 paintball marker and accessories. The subsidiary was incorporated in the State of Florida on January 20, 1998 in order to segregate the business unit's operations and accounts and to facilitate management's focus on development of our paintball business. Right now, substantially all of our revenues have come from the sale of paintball guns and related accessories.

     Paintball is a sport in which each contestant attempts to remove the other contestants from the game by marking them with a capsule from the paintball marker while at the same time trying to avoid being removed from the game himself. The game can be played either indoors or outdoors and, except for the paintball marker and face mask, it does not require extensive equipment. There are many different ways to play paintball. In general, a player uses the marker to "shoot" at other players or at specific targets. It is most often played as a team event. Some universities have adopted the sport as a course offering for the teaching of team building skills. Corporations view the game as an opportunity for employees to increase leadership and communication skills, to exercise and to have fun. Paintball, conceived in 1981, is played in over 40 countries and has its own annual World Cup event.

     Through acquisition and redesign, we obtained our first product, the Viper M1 paintball marker, along with a line of associated parts and accessories. In 1996, we purchased certain assets of Performance Paintball Products, Inc. of Riviera Beach, Florida. These assets consist of inventory, property and equipment, including the tools and dies necessary to manufacture the Viper M1. The assets also include exclusive rights to the related names and technology.

     We initially subcontracted the manufacture and assembly of the Viper M1 paintball products to a company that proved to lack the capacity to produce the paintball marker in quantities sufficient to meet demand. In order to increase production quantities, we moved our headquarters in June 1998 from Palm Beach Gardens, Florida to approximately 6,000 square feet of leased commercial space in Riviera Beach. The creation of an in-house production capability has allowed us to grow to meet demand for the marker.

     Having demonstrated the ability to manufacture the product in-house, advertising efforts are being expanded to increase penetration of this segment of the paintball market. To date, the majority of Viper M1 sales have been through our e-commerce program. However, we have also contracted for advertising in the leading paintball-related magazines and trade journals.

     The popularity of paintball has created a market for equipment, accessories, clothing and protective gear. To respond to this opportunity, we are linking the power of toll-free telecommunications with the global reach of the Internet. We own the rights to use of the toll-free telephone number, 1-800-PAINTBALL, and the Internet address, www.800paintball.com, which leads to USAPP's paintball website. We plan to use the advertising advantages inherent in the combination of these two forms of electronic commerce to penetrate as many sectors of the paintball market as possible.

     Although the impact of the expanded advertising program has not yet been realized, we currently have a backlog of approximately 80 orders for the Viper M1 marker and accessories, and over 1,000 orders for paintball products are being received each month. Depending on the availability of money, we think that we will be able to manufacture and sell Viper M1 markers at the rate of 1,000 units per month by September 1999.

USA SportsNet
-------------

     USA SportsNet is an Internet portal concept that is intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. Through USA SportsNet, scores, standings, schedules and highlights of local amateur athletic competitions can be posted free of charge by any community recreation department, youth league or school. Local organizations can use the site to sell advertising to raise funds for their programs. This local information is intended to appear adjacent to features of interest to athletes everywhere within a sports meeting place that offers a resource never available before. Currently, the existing site offers an online correspondence course that provides youth sports organizations with a convenient and cost-effective means of ensuring that volunteers are qualified to coach young athletes. It is anticipated that benefits of this concept will allow aspiring athletes to learn how to throw a curve ball, receive tips from the pros, find the best deals on sports equipment, and even view film of their own sports achievements.

     Responsibility for posting information of local interest will reside with local athletic organizations, while portions of the website of interest to all athletes will be maintained by us. We intend to retain the services of sports celebrities to promote the concept and to answer the questions posed by young athletes.

     We believe that the USA SportsNet grassroots approach will attract millions of visitors from a market that we estimate to include approximately one hundred million amateur athletes, traversing all demographics. We expect the site to become a popular place for the merchants who are drawn to the amateur sports market. We then expect to generate revenue from advertising in addition to the sale of products through the website.

     During the past fiscal year, development of the USA SportsNet concept was deferred in order to focus on our other electronic commerce concepts. However, the online correspondence course is presently available and is maintained through an agreement with the North American Youth Sport Institute.

All American Sports Classics
----------------------------

     We are in the process of developing a new product, "All American Sports Classics," to present all-star games and championship team events designed to showcase leading amateur athletes in a wide range of sports. Company-produced events will provide content for the growing number of television sports channels and for USA SportsNet. Our first event in the series, the national high school football All American Bowl, was played on July 5, 1997 and broadcasted to over 40 million households across the nation via the Sunshine Network, Fox SportsNet regional affiliates and other local networks. A severe storm that hit the game site in Palm Beach Gardens, Florida disrupted sales of tickets, programs, tee shirts and other memorabilia, and the event resulted in a financial loss. However, the excitement of the game, which featured big plays and a close score, celebrity coaches, the top college football recruits in the nation and a very professional presentation by the Sunshine Network, made the event an artistic success. The next presentation of the All American Bowl is now planned for 2000.

     Major sponsors of the 1997 All American Bowl included Coca-Cola, Adidas and Schutt Sports. We think that the very positive response to the game in 1997 is an indication that this event has the potential to attract sufficient sponsorship in the future to contribute to Company profitability. However, we view all of the events that are produced or sponsored by us as opportunities to promote our business, regardless of whether a particular event proves to be profitable.

Competition
-----------

     We currently or potentially compete with a number of other companies.
Our direct competitors include various online person-to-person auction services, including Yahoo! Auctions Powered by Onsale and Excite, Inc., both of which are free to sellers and buyers, eBay, Auction Universe and a number of other small services, including those that serve specialty or regional markets such as CityAuction. We also compete indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby's, are offering or have announced plans to create or have merged with existing Internet auction sites. We potentially face competition in the Internet commerce business from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Amazon.com recently announced the opening of Amazon.com Auctions, a service on its website where users can buy and sell goods similar to those available to our members. Some of these potential competitors, including America Online, Inc. ("AOL"), Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online auction market. The principal competitive factors in our market include financial backing, volume of transactions and selection of goods, community cohesion and interaction, system reliability, customer service, reliability of delivery and payment by users, brand recognition, website convenience and accessibility, level of service fees and quality of search tools.

     There is a substantial number of known production paintball markers presently in the marketplace, in addition to custom-made markers. Some or all may be more established and better funded than us. Some of these competitors include Brass Eagle (formerly Daisy Manufacturing), Tippman, Kingman, WORR Products, Air Design, National Paintball, 888 Paintball and many other smaller competitors.

     There are countless numbers of sports-related sites on the Internet, including ESPN and the major networks. They offer everything from scores, news, schedules, standings, personal interviews with stars, products, services, handicapping, trading cards, contests and a sundry of gimmicks to entice visitors. A main source of these connections from the on-line services to various on-line sports-related websites is through "search engines" with which we are registered. Also, proper links and listings with heavily traveled sites produce visitors. We will employ a full time Web specialist to keep abreast of links and site management. E-mail is utilized for immediate response to customers with product literature sent by e-mail, fax or regular mail.

     In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service. Some Web-based applications that direct Internet traffic to certain websites may channel potential members to trading services that compete with us.

     The All American Sports Classics series must gain the attention of sports fans who now can choose from a huge variety of sports events available locally or accessed via television, radio or the Internet. However, the All American Sports Classics are intended to spotlight athletes and teams who are overlooked by these other events. The only competition for other national high school sports events known to management is the McDonalds Boys Basketball and Nike Girls Basketball series. Although there exist a number of regional and state all-star football games in various parts of the country, some of which are televised on a local or regional basis, the All American Bowl is the only national football all-star game in the country for high school seniors.

ITEM 2. PROPERTIES

     We do not own any real property. On June 15, 1998, we relocated to a commercial space in Riviera Beach, Florida consisting of approximately 5,720 square feet. This location houses our offices and provides facilities for the manufacture and warehousing of our paintball products. The term of the lease is for three years and one half month ending June 30, 2001. An initial rental rate of $5.66 per square foot adjusts to $6.29 in the second year and $6.92 in the third year. The Company anticipates that growth will require additional office space, and management is evaluating leasing an additional 1,000-2,000 square feet of office space in Palm Beach Gardens at an annual lease rate of $20-$30 per square foot.

     We maintain inventories which consist of merchandise acquired for sale by USA SportsNet in addition to paintball markers (guns) and accessories. We own tools, dies and fixtures for the manufacturing of paintball products. Other properties consist of computer hardware and software and furniture, fixtures and equipment.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any material legal proceedings or litigation and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on eCom.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

    (a)  Market for Common Equity

     The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "ECEC".

     The following is a table of the high and low bid prices of the Company's stock for each of the four quarters for the fiscal year ended May 31, 1999:

         Quarter Ended      High       Low

           5/1999          $21.5       $0.9375
           2/1999            2.625      0.10
           11/1998           0.437      0.14
           8/1998            1.062      0.365

     These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b)  Security Holders

     The Company has approximately 155 shareholders of record.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

Overview

     We believe that our company has just entered into the most exciting phase of its development with the opportunity to become a major player in a huge and rapidly expanding market. The year ended May 31, 1999 was marked by changes that have significantly broadened the scope and potential of our business concept.

Corporate Restructuring

     On December 17, 1998, our directors voted to change the name of the company from US Amateur Sports, Inc. to ecom ecom.com, inc. in the belief that the proposed name more accurately reflected the nature of our core business, electronic commerce. At a Special Meeting of Shareholders held on January 25, 1999, our shareholders approved an amendment to the Articles of Incorporation in order to adopt the new name. At that time, Form 8-K was filed with the Securities and Exchange Commission to inform the Commission of this event, and the name change became effective on January 27, 1999.

     Also on January 27, 1999, Articles of Incorporation of US Amateur Sports Company were filed with the State of Florida. US Amateur Sports Company became a wholly-owned subsidiary of ecom ecom.com,inc., and USA Performance Products, Inc. became a wholly-owned subsidiary of US Amateur Sports Company. In addition, the assets of the USA SportsNet business were transferred into US Amateur Sports Company.

     We believe that this new corporate structure and identity focuses on the greatest opportunity for the future development of our business and our most successful growth strategy to date, the use of the Internet. These changes maximize our ability to pursue e-commerce concepts that extend beyond the amateur sports market.

Electronic Commerce

     From the inception of US Amateur Sports, we have been confident of the viability of an amateur sports network on the Internet that would serve as a portal for amateur athletes worldwide to access sports information, products and services to support their activities. This portal, USA SportsNet, would include a site available to local community recreation departments, youth leagues and schools to post scores, standings, schedules and highlights of local amateur athletic activities free of charge. This approach is designed to build a high volume of Internet traffic which we believe will make USA SportsNet attractive to sports-oriented merchants.

     In September 1998, we entered into an agreement with the North American Youth Sport Institute (NAYSI) and its founder and director, Dr. Jack Hutslar, under which NAYSI granted exclusive rights to present the NAYSI coaches course on USA SportsNet in return for 100,000 shares of restricted common stock. In connection with a profit-sharing agreement, Dr. Hutslar provides consultation services to ensure that the content of the course and its related text is kept current. Founded in 1979, NAYSI has developed curricula for national training programs that enroll over one million youngsters annually, and it has trained more than 30,000 coaches and teachers in live training sessions. Availability of the coaches course on USA SportsNet provides a tool for local sports organizations to strengthen the abilities of the volunteers who coach young athletes.

     After the addition of the NAYSI course, further development of USA SportsNet was deferred in order to focus on other electronic commerce concepts. We then embarked on a program to accelerate development of our Internet assets through the use of strategic alliances, independent contractors and personnel additions combined with acquisition of existing Internet properties.

     Following the name change and restructuring, we announced our plans for the eCom eCom Trading Club. To build on the popularity of the on-line auction concept and provide Internet consumers with a full-service, secure and economical site to conduct their e-commerce activities, the Trading Club was constructed at www.ecomecom.com. By making the concept a club with free membership and fees limited to an annual charge of $36 for consumers who are entitled to post an unlimited number of items for sale, we expect to generate repeat visits from consumers who will then become aware of our other on-line products and services.

     In February 1999, we acquired the AClassifiedAd web site and the Swap and Shop web site. These acquisitions included the rights to the completed technology, customer lists and domain names of each site. Addition of these web sites broadened the scope of the Trading Club's services to include a newspaper classified advertising format and a facility that enables members to swap their items.

     The grand opening of the Trading Club occurred on April 29, 1999. Revenues from members who choose to sell items through our auction will not commence until November 1999 because the selling fee has been waived until then in order to encourage membership growth. During the intervening period, we plan to begin generating revenues by acquiring close-out inventories and selling these products through the auction site. Although this may not result in direct profit, it is seen as a method to generate interest in the site.

Paintball

     To date, substantially all of our revenues have come from the sale of paintball guns ("markers") and related accessories. During the current fiscal year, we moved production of the Viper M1 from a subcontractor to in-house facilities. This has enhanced our control over production, and we expect to rapidly expand our production capability over the coming year. The effect of this change has already been reflected in our performance. The first units assembled in-house were completed in November 1998. Sales volume increased from one quarter to the next throughout the past year, and over 76% of the current year revenues were recorded in the second half of the year.

     During the third quarter, we acquired the right to use the toll-free telephone number, 1-800-PAINTBALL. We also registered the Internet domain name 800paintball.com and a number of related domain names. We plan to use the advertising advantages inherent in the combination of these two forms of electronic commerce to penetrate as many sectors of the paintball market as possible.

     Paintball magazines provide the primary venue for advertising within the industry, but our use of this medium to date has been minimal because our web site has generated a demand for the Viper M1 product line that exceeded our manufacturing resources. We expect that our new 800-PAINTBALL print advertising program, combined with our enhanced production capability, will accelerate the growth in paintball sales over the coming year. Moreover, the Company is adding to its paintball product line by distributing other manufacturers' paintball products. This allows the Company to substantially leverage the Viper M1 into other paintball product sales.

Funding

     Limited financial resources have substantially restrained the growth of our company. We have been forced to rely on revenues, stockholder loans and capital contributions from the private sale of restricted stock and the exchange of stock for services. Although these financial sources have allowed us to gradually establish and expand our business, they are not sufficient to enable us to achieve the aggressive goals that we have set for the company.

Investment Agreement

     On May 13, 1999, we entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). In July 1999 we signed an Amended and Restated Investment Agreement with Swartz. Any reference to the "Investment Agreement" in this Prospectus shall mean the Amended and Restated Investment Agreement. Pursuant to the terms of the Investment Agreement, we may, in our sole discretion and subject to certain restrictions, periodically sell ("Put") shares of ECOM's Common Stock for up to $30,000,000 upon the effective registration of such Put shares and continuing for a period of thirty-six months thereafter. The Investment Agreement requires us to sell Common Stock to Swartz at times which we decide are advantageous. The Investment Agreement is not a debt instrument. Any Put exercised by us is the sale of Common Stock and not a loan.

     PUT RIGHTS. An advance put notice must be delivered to Swartz at least ten days prior to the date that we intend to sell the Common Stock to Swartz. The advance put notice must state the put date as well as the number of shares of Common Stock that we intend to put to Swartz. The notice may also state a minimum purchase price per share which cannot be greater than 80% of the closing bid price of our Common Stock on the date of the advance put notice.

     After the registration statement registering the put shares is declared effective, the number of shares Swartz may be required to purchase in a given Put will be the lesser of the actual number of shares we intend to sell to Swartz as set forth in the Advance Put Notice and the Individual Put Limit. The Individual Put Limit is equal to the lesser of (i) 15% of the sum of the aggregate daily reported trading volumes in the outstanding Common Stock on our principal market, excluding any block trades of 20,000 or more shares of Common Stock for all evaluation days in the pricing period; (ii) the number of Put Shares which, when multiplied by their respective Put Share Prices, equals the Maximum Put Dollar Amount (the lesser of the maximum put amount set forth in our Advance Put Notice or $10,000,000); or (iii) 9.9% of the total amount of our Common Stock that would be outstanding upon completion of the Put. The purchase price for the Put Shares will be equal to the lesser of the Market Price for such Put minus $.25 or 92% of the Market Price (lowest closing bid price for the Common Stock on the principal market during the twenty day pricing period), but in no event can it be less than our designated minimum put share price as set forth in the Advance Put Notice.

     We must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

      - we discover an undisclosed material fact relevant to Swartz's investment decision;

      - the registration statement registering resales of the common shares becomes ineffective; or

      - shares are delisted from the then primary exchange.

However, we will be required to issue Common Shares equal to the number of shares which equals the lesser of (i) 17.5% of the sum of the daily reported trading volume in our Common Stock on our Principal Market on each business day during the shortened pricing period where the lowest intra-day trading price of our Common Stock is greater than or equal to the minimum put share price plus $.25 or the minimum put share price divided by .92, (ii) the number of Put Shares which when multiplied by their Put Share Prices equals the Maximum Dollar Put Amount, and (iii) 9.9% of our total Common Stock outstanding upon completion of the Put.

     If we have not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, we, in consideration of Swartz's commitment costs, will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that we deliver a termination notice to Swartz or an automatic termination occurs, we must pay Swartz a termination fee equal to the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date.

Comparison of Results of Operations - Year Ended May 31, 1998 vs. Year Ended May 31, 1999:

     Revenue for the year ended May 31, 1999 was $228,613 compared to $149,582. All current period revenue consisted of sales of the paintball products, including the Viper M1 paintball and therefore, the 53% increase is attributable to the Company's paintball operations.

     Cost of products sold increased $47,356, or 47%, as a result of the growth in sales of the Viper M1. An increase of $153,078 in sales and marketing consisted of expenditures designed to promote the eCom eCom Trading Club in addition to increased advertising of the Viper M1 paintball marker. Product development expenses are associated with the Company's creation of the Trading Club internet site, which development began in 1999. General and administrative expenses increased $64,711, or 27%, as a result of necessary administrative support for a larger base of operations and expected future growth. Growth in rent, depreciation, office and other operating expenses was created by relocation and equipping of our headquarters, while focus on development of our Internet properties caused professional fees and product development expense to grow. Acquisition of Internet properties, including the AClassifiedAd and Swap and Shop web sites, plus purchase of the right to use the toll-free number 1-800-PAINTBALL, resulted in increased expense to amortize these intangible assets. Because no All American Bowl was ultimately produced by the Company in the current year, only $8,230 of comparable costs were incurred in 1999 compared to $69,794 in 1998. A decrease of $4,640 in interest expense was created by the replacement of interest-bearing debt with non-interest-bearing stockholder loans.

     No provision for federal and state income taxes has been recorded because our company has incurred net operating losses since inception. Our net operating loss carry-forwards as of May 31, 1999 total $920,006. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2014. We do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have been reduced to $0 as of May 31, 1999.

Liquidity and Capital Resources

     At May 31, 1999, current assets totaled $296,654 compared to $216,592 at the prior year end. Accounts receivable increased $11,840 due to the growth in paintball sales. An increase of $70,738 in inventories consisted of paintball inventories, reflecting the growth in the Company's paintball operation. A reduction of $18,831 in prepaid expense resulted primarily from expensing amounts paid for advertising.

     Current liabilities dropped from $272,518 at May 31, 1998 to $236,620 at the current year end. Accounts payable decreased slightly from $131,704 to $130,683, but $30,214 of the current portion of notes payable and $4,663 of the related portion of accrued interest were eliminated from the prior year balance.

     Net cash used by operating activities was $400,150 and $167,275 for the years ended May 31, 1999 and 1998, respectively. The principal use of cash in both periods was to fund our net loss from operations. Other significant uses of cash in the current year provided the increases in inventories and accounts receivable.

     Net cash used by investing activities was $168,882 during the year ended May 31, 1999 and $34,372 during the prior year. All of the investment cash used during the prior year was used to purchase property and equipment. During the current year $51,220 was used to acquire property and equipment, and $57,662 was used for the acquisition of intangible assets.

     Net cash provided by financing activities was $585,347 and $290,379 for the years ended May 31, 1999 and 1998, respectively. Increased capital contributions from private sales of restricted stock and the exchange of stock for services produced current year cash flows of $451,021. Loans from stockholders, which bear no interest, continued to be a significant source of capital to fund operations, but these cash flows were offset by reductions in notes payable.

     We believe that the combination of revenues, loans from stockholders and capital contributions will be sufficient to fund operations for the next twelve months. As discussed above, we have entered into an agreement designed to provide us with an equity line of credit to be used to finance the expansion of our business through acquisitions and internal growth. However, the amount of common stock we can require Swartz to purchase is tied to the market for our common stock. Consequently, if market volume and price decline, so does the amount of common stock we can put to Swartz. To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders. There can be no assurance that additional financing, if required, will be available to the company in amounts or on terms that are acceptable.

Year 2000 Issue

     We are aware of the impact that the two-digit coding of dates in many currently installed computer systems and software products will have in the year 2000. We do not believe that this issue will result in any material adverse effect on our company's financial condition or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

     The audited consolidated balance sheet of the Company for its years ended May 31, 1999 and 1998 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1999 and 1998 are included following Item 13, in sequentially numbered pages numbered F-1 through F-6. The page numbers for the financial statement categories are as follows:


         Index                                                 Page

Report of Independent Auditors                                 F-2

Consolidated Balance Sheets as of May 31, 1999 and 1998        F-3

Consolidated Statements of Operations
   for the Years Ended May 31, 1999 and 1998                   F-4

Consolidated Statement of Stockholders' Equity
   for the Years Ended May 31, 1999 and 1998                   F-5

Consolidated Statements of Cash Flows
   for the Years Ended May 31, 1999 and 1998                   F-6

Notes to Consolidated Financial Statements                     F-7



ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS AMENDED

     The following sets forth the names and ages of all of the Directors and Executive Officers of eCom, positions held by such person, length of service, when first elected or appointed and term of office.

                           Position            First            Term of
Name                 Age   With eCom           Appointed        Office

David J. Panaia      59    Chief Executive     June 1994        (1), (2)
                           Officer, President
                           and a Director

Gerald V. Bergman    52    Director            June 1995        (2)

Guy T. Lindley       52   Director             June 1998         (2)

Thomas DeRita, Jr.   53   Director             May 1999          (2)


(1)  Officers serve at the pleasure of the Company's Board of Directors.

(2) Each of these Directors was appointed to serve until the next Annual Meeting of shareholders. We currently intend to hold our next annual meeting during October 1999.


     Our Board of Directors sets corporate policies which are implemented by the Company's management. In the event that the our Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter which raised the issue.

     Our directors and executive officers are:

     David J. Panaia, President, Chief Executive Officer and Director, is the founder of ECOM and has served as Director and President since we were incorporated in June 1994. From June 1998 through May 31, 1999 he also acted as Treasurer. Mr. Panaia previously founded several other businesses, including Gold Cross Ambulance Service, Inc. and Gold Cross Medical Services, Inc., and acquired several other companies which were consolidated into Gold Cross, Inc., which provided ground and air ambulance service, medical services, equipment and supplies. After operating for over twenty years, Gold Cross was sold in 1982. Mr. Panaia then founded Biomedics Corporation, a durable medical equipment dealer, which he operated until its sale in 1988. Both corporations were privately owned. Since 1988, he has served as a political and small business marketing consultant through his own firm,
Sunpoint Industries, Inc.   Sunpoint offered political consulting services to
political candidates and medical equipment businesses located in the United States. He served on the Board of Directors of two private schools. Mr. Panaia is President of the Palm Beach Gardens Youth Athletic Association and has served as President of the Palm Beach Gardens Little League for several years. Mr. Panaia has attended various sports conventions and seminars and has been a member of the Sportsplex Owners and Directors Association (SODA). He will concentrate full time in his duties as the President of ECOM.

     Gerald V. Bergman has served as a Director of ECOM since June 1994. From June, 1994 through May, 1998 he also served as Chief Financial Officer and Treasurer. Effective May 31, 1998, Mr. Bregman resigned his position as CFO and Treasurer. A CPA, Mr. Bergman joined Price Waterhouse & Co. in 1975 where he was an audit manager. In 1980 he was appointed Director of Corporate Planning and Analysis of the Red Lobster division of General Mills. In 1984 through 1985 he served as Vice President and Controller of J.L. Mason, Inc., a homebuilder. Mr. Bergman then became the Chief Financial and Administrative Officer and a Director of Overseas Service Corporation, an international manufacturers representative. He left Overseas Service Corporation in May 1992 to form DBS Associates, a business consulting firm that replaced a third party rendering financial and administrative services to Overseas Service Corporation. In November 1994, Mr. Bergman formed Unisyn Group, Inc., a company that specializes in managing its corporate clients' outsourcing programs. Such programs include the provision of marketing, financial, accounting and human resource services through contracts with outside parties. Unisyn is still considered an "active" corporation although it has suspended operations so that Mr. Bergman can concentrate on the development of ECOM.

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

     Guy T. Lindley joined ECOM as a Director in June, 1998. He served as Chief Financial Officer from June 1998 to May 31, 1999. Mr. Lindley has extensive experience in the management of corporate financial matters, a career interest that he developed after receiving his medical degree. From 1975 to 1985 he managed the financial affairs of Fabritek/PBTI Group, a company that engaged in the development and marketing of operating room infection control systems. In 1985 Mr. Lindley joined Medical Care Development Corporation and Doctors Healthcare Group. There he managed all financial affairs of various subsidiaries and served as the business manager for one of the first public physical venture groups in partnership with a public foundation-controlled hospital. From 1989 to 1992, and again from 1994 to 1998, he supervised all corporate finance activities for the Wellman Family Group of Companies, a privately-owned holding company with a public subsidiary, IASG. Wellman Group subsidiaries are engaged in aircraft support and include a certified flag carrier for air transport. From 1992 to 1994, he managed the financial affairs of Sun Express Group, a public air transport management company that formed a joint venture leading to the development of Conquest Sun Airlines, subsequently known as Airtran and purchased by Valujet.

     Thomas DeRita, Jr., joined ECOM as a Director effective May, 1999. From 1992 until the present, Mr. DeRita has acted as President of Stuart Nissan, an automobile dealership located in Stuart, Florida. From 1986 to 1992, Mr. DeRita was employed by Cuillo Enterprises of West Palm Beach, Florida as its Chief Financial Officer. Cuillo Enterprises is a multi-automobile dealership holding company. From 1983 to 1986, Mr. DeRita owned and operated North Chrysler Plymouth Dealership in Houston, Texas. Mr. DeRita received his associates' BA degree from Johnson & Wales Business School in 1966 and his BA in Business from The University of Rhode Island Extension in 1970. Mr. DeRita shall devote only as much time as necessary in his position as a director of ECOM.

     The Company at this time has no insurance coverage for officers and directors and has not expended any funds to obtain such insurance policies to insure or indemnify directors or officers against any liabilities that may occur in the registration, offering and sale of these securities. Management reserves the right to obtain such insurance.

ITEM 10. EXECUTIVE COMPENSATION

                  1997, 1998, 1999 SUMMARY COMPENSATION TABLE
                 Annual Compensation  Long Term Compensation
                 -------------------  ----------------------
Name and                                Awards      Awards   LTIP    All
Principal                             Restricted  Restricted Pay-   Other
Position          Salary Bonus Other    Stock       Options  outs Compensation
----------------  ------ ----- -----  ----------  ---------- ---- ------------
David J. Panaia,
Chief Executive
 Officer            0      0     0         0           0      0        0

Gerald V. Bergman,
Chief Financial
 Officer            0      0     0         0           0      0        0

Guy T. Lindley,     0      0     0         0           0      0        0
Chief Financial
 Officer

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As of the date of this report, we have a total of 50,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 12,883,600 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of our Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (b) the directors and officers of ECOM, and (c) the directors and officers of ECOM as a group.

                             Number of        % of Shares
                             Shares Owned     Outstanding
                             ------------     -----------

David J. Panaia (1)           2,212,400         17.17
10 Wyndham Lane
Palm Beach Gardens, FL

Gerald V. Bergman (2)         1,763,000         13.68
10692 Hidden Lake Circle
Palm Beach Gardens, FL

Axis Enterprises, Ltd.        1,442,030         11.19
P. O. Box N1201
Nassau, Bahamas

Guy T. Lindley                    -0-             -0-
411 Lighthouse Drive
Palm Beach Gardens, FL

Thomas DeRita, Jr. (3)          100,000          0.78
5770 Whirlaway Road
Palm Beach Gardens, FL

All Officers and
Directors as a Group-4        4,075,400         31.63

___________________________

(1) David J. Panaia is the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 50,000 shares held in the name of Barbara Panaia, wife of David Panaia.

(2) Gerald V. Bergman is the beneficial owner of 1,460,000 shares held in the name of Linda Bergman, wife of Gerald Bergman, and 10,000 shares held by each of three of Mr. Bergman's children.

(3) Thomas DeRita is the beneficial owner of 100,000 shares held in the name of Resource Group, Inc., a company which he owns.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain transactions to which the Company is a party and certain matters affecting the Company have or will result in a material benefit to certain of the Company's directors and executive officers, or may create conflicts of interest, as follows:

     Linda Bergman was the sole owner of a privately-held business called Amateur Athletes of America. She is also the wife of Gerald V. Bergman, who is a Director and our former Chief Financial Officer. On November 23, 1996, we issued an aggregate of 500,000 shares for cancellation of debt to Linda Bergman and Gerald Bergman in the amount of $16,333. The Bergmans directed that 460,000 shares be issued directly to Linda Bergman, and that each of their four children be issued 10,000 shares.

     Mr. Brody Brockman is the son-in-law of Gerald V. Bergman. 25,000 shares were issued to Mr. Brockman on November 23, 1996 for sales and shipping services.

     Mr. Thomas J. Thomas is a Florida attorney who performed legal services for us and also served as our Secretary and a Director. On May 31, 1997, we issued 50,000 shares to Mr. Thomas as compensation for his legal services performed prior to that date.

     On February 6, 1998, we issued 5,000 shares to Angela Bergman for performing secretarial, receptionist and other services for us. Angela Bergman is the daughter of Gerald V. Bergman and Linda Bergman.

     On February 6, 1998, we issued 5,000 shares to Mr. Brody Brockman for performing sales and shipping services for us. Mr. Brody Brockman and Angela Bergman were recently married (June 12, 1999).

     On February 27, 1998 we acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. We acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for 1,000,000 shares of Common Stock. The ProCard and ComCard are prepaid telephone cards with unique emergency medical features which are marketed through youth athletic organizations. A portion of the stock was used for payment of a note held by Amateur Athletes of America. Amateur Athletes of America, Inc. was a private corporation owned by Linda C. Bergman, wife of Gerald V. Bergman, former corporate chief Financial Officer and a member of our Board of Directors.

     On February 6, 1998, we issued 1,500,000 shares to Axis Enterprises pursuant to an agreement with Axis Enterprises to provide management services for USA Performance Products, Inc. and to provide financial assistance to us.

     On February 6, 1998, we issued an additional 150,000 shares to Thomas J. Thomas for legal services performed by him prior to that date.

     On February 6, 1998, we issued 327,900 shares to David Panaia (the Company's Chief Executive Officer, President and a Director) in cancellation of indebtedness in the amount of $6,148.

     On April 16, 1998, we issued 100,000 shares to Bonnie Panaia for accounting and other services and issued an additional 400,000 shares to her for services in connection with the preparation of the infrastructure of our billing and online e-commerce systems. Bonnie Panaia is the daughter of David Panaia, our Chief Executive Officer, President and a Director.

     On April 16, 1998, we issued 25,000 shares to Doug Panaia for performing manual labor for us prior to that date. Doug Panaia is the brother of David Panaia, our Chief Executive Officer, President and a Director.

     On April 16, 1998, we issued 150,000 shares for engineering services performed by Jack Enterline for the Company prior to that date. Mr. Enterline requested that the shares be issued in the name of his wife, Karen. At the time these services were performed, Mr. Enterline served as one of our Directors.

     On April 16, 1998, we issued 200,000 shares to Gerald V. Bergman (our Chief Financial Officer at that time) in cancellation of indebtedness in the amount of $12,810.

     On April 16, 1998, we issued 200,000 shares to David Panaia (our Chief Executive Officer and a Director) in cancellation of indebtedness in the amount of $12,810.

     On April 16, 1998, we issued an additional 150,000 shares to Thomas J. Thomas for legal services performed by him prior to that date.

     During the year ended May 31, 1998 we executed a promissory note (the "Note") in favor of Stratex Corporation in the amount of $100,000. Derek D. Panaia, son of David J. Panaia, Chief Executive Officer of the Company, is the sole shareholder of Stratex Corporation.

     The Note bears interest at the rate of prime plus 6% and is due and payable in full in September 2000. The Note is secured by the rights to the Viper M1 paintball marker, including its names and the technology used in its manufacture.

     On January 22, 1999, we issued 60,000 shares to Angela Bergman for performing secretarial, receptionist and other services for us. Angela Bergman is the daughter of Gerald V. Bergman and Linda Bergman.

     On January 22, 1999, we issued 30,000 shares to Mr. Brody Brockman for performing sales and shipping services.

     On March 4, 1999, we issued an additional 62,000 shares to Axis Enterprises in a privately-negotiated transaction in cancellation of indebtedness to Axis in the amount of $11,780.

     On May 16, 1999, we issued 100,000 shares to Resource Group, Inc. for promotional services performed for us. Thomas DeRita, a member of our board, is a shareholder in Resource Group, Inc.

     Except as described above, no director, officer or principal securityholder of ECOM has or has had a direct or indirect material interest in any transaction to which we are or were a party. We believe that the terms of each of the transactions described above were no less favorable to us than could have been obtained from third parties. However, it should be noted that all stock issuance to affiliates are made at 95% discount from the then market value of our Common Stock. In addition, in the future we will not enter into additional transactions with directors, officers or principal shareholders unless the terms thereof are no less favorable to us than could be obtained from third parties.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  Index to financial statements and financial statement schedules

     The audited balance sheet of the Company for its years ended May 31, 1999 and 1998 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 1999 and 1998 follow in sequentially numbered pages numbered F-1 through F-12. The page numbers for the financial statement categories are as follows:

Page    Description

F-1     Table of Contents
F-2     Report of Independent Auditors - May 31, 1999 and 1998
F-3     Balance Sheets as of May 31, 1999 and 1998
F-4     Statements of Operations for the Years Ended May 31, 1999 and 1998
F-5     Statement of Stockholders' Equity for the Years Ended May 31, 1999
        and 1998
F-6     Statements of Cash Flows for the Years Ended May 31, 1999 and 1998
F-7     Notes to Financial Statements

(b)  8-K Reports

     On January 28, 1999 a Form 8-K was filed with the Securities and Exchange Commission reporting our name change.

     On May 26, 1999 a Form 8-K was filed with the Securities and Exchange Commission reporting the agreement with Swartz Private Equity, LLC.

(c)  Exhibits:

Exhibit   Description

 3.1   Articles of Incorporation (1)
 3.2   By-laws (1)
10.1 Agreement for acquisition of assets of Performance Paintball Products, Inc. (1)
10.2   Agreement for acquisition of rights to All American Bowl (2)
10.3   Personal services agreement with All American Bowl Executive
         Director (2)
10.4   Promissory Note to Stratex Corporation dated August 12, 1997 (3)
10.5 Marketing and Management Agreement between Axis Enterprises, Ltd. and Registrant dated January 10, 1998 (3)
10.6 Agreement for acquisition of assets of Amateur Athletes of America, Inc.(3)

10.7 Lease Agreement between Ryco Properties, Inc. and Registrant dated May 4, 1998 (3)

10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9 Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10  Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement
10.13  First Stock Incentive Plan
11     Statement of Computation of Earnings per Share
21     Subsidiaries of the Company
27     Financial Data Schedule
_______________________

    (1) Incorporated by reference to the Company's original registration statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

    (2) Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.

    (3) Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.

     (4) Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.

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


                 Independent Public Accountants
                         Hafer & Gilmer
                  Certified Public Accountants
                 251 Royal Palm Way, Suite 302
                 Palm Beach, Florida 33480-4310


                         Transfer Agent
             Florida Atlantic Stock Transfer, Inc.
            5701 North Pine Island Road, Suite 310B
                     Tamarac, Florida 33321


    Exhibits to the Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to William A. Hartman, eCom eCom.com, Inc., 8125 Monetary Drive, Suite H4, Riviera Beach, FL 33404. Any exhibits furnished are subject to a reasonable photocopying charge.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.

                                   CONTENTS

                                                               Page

          Auditors' Report .................................   F-2

          Balance Sheets ...................................   F-3

          Statements of Operations .........................   F-4

          Statements of Stockholders' Equity ...............   F-5

          Statements of Cash Flows .........................   F-6

          Notes To Financial Statements ....................   F-7

                        Report of Independent Auditors



Board of Directors and
Stockholders of eCom eCom.com, Inc.


We have audited the consolidated balance sheets of eCom eCom.com, Inc. as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc. as of May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Hafer & Gilmer
Hafer & Gilmer



August 24, 1999

ECOM ECOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 1999 AND 1998


                                             May 31, 1999     May 31, 1998
                                             ------------     ------------
Assets
Current assets
Cash and cash equivalents                     $  105,857       $   89,542
Accounts receivable                               19,155            7,315
Inventories                                      155,893           85,155
Prepaid expense                                   15,749           34,580
                                              ----------       ----------
Total current assets                             296,654          216,592

Property and equipment                            97,263           70,980
Intangible assets                                 67,135           25,309
Deferred charges                                       0            2,818
Other assets                                       6,773            7,862
                                              ----------       ----------
Total assets                                  $  467,825       $  323,561
                                              ==========       ==========
Liabilities
Current liabilities
Accounts payable and accrued expenses         $  130,683       $  131,704
Current portion of notes payable                 100,000          130,214
Current portion of accrued interest                5,937           10,600
                                              ----------       ----------
Total current liabilities                        236,620          272,518

Loans from stockholders                          212,344          101,600
Notes payable, less current portion                7,295           13,500
Accrued interest, less current portion                 0            1,314
                                              ----------       ----------
Total liabilities                                456,259          388,932
                                              ----------       ----------
Stockholders' equity

Common stock, $.0001 par value:
    Authorized -  50,000,000 shares;
    Issued - 12,883,600 shares in 1999
    and 11,894,600 shares in 1998                  1,288            1,189
Additional paid-in capital                       935,284          484,361
Accumulated deficit                             (920,006)        (545,921)
Less treasury stock - at cost 2,000
    shares at May 31, 1999                        (5,000)          (5,000)
                                              ----------       ----------
Total stockholders'  equity                       11,566          (65,371)
                                              ----------       ----------
Total liabilities and stockholders' equity    $  467,825       $  323,561
                                              ==========       ==========


See notes to financial statements.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 1999 AND 1998






                                             Year Ended       Year Ended
                                             May 31, 1999     May 31,1998
                                             ------------     -----------
Revenues

Net sales                                     $  228,613       $  149,582
Cost of sales                                    148,344          100,988
                                              ----------       ----------
Total revenues                                    80,269           48,594

Other operating expenses
Sales and marketing                              176,376           23,298
Product redevelopment                             34,347                0
General and administrative                       187,166          122,455
Depreciation and amortization                     43,591           28,378
                                              ----------       ----------
Total operating expenses                         441,480          174,131
                                              ----------       ----------
Loss from operations                            (361,211)        (125,537)

Interest expense                                  12,874           17,514
                                              ----------       ----------
Net loss                                      $ (374,085)      $ (143,051)
                                              ==========       ==========


Net loss per common share                     $     (.03)       $    (.02)
                                              ===+======        ==========

Weighted average shares outstanding           12,233,142        7,430,045















See notes to financial statements.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MAY 31, 1999 AND 1998



                Number of            Addi-                           Total
                Shares               tional     Accumu-              Stock
                Issued and           Paid-in    lated      Treasury  holders'
                Outstanding  Amount  Capital    Deficit    Stock     Equity
                -----------  ------ --------- -----------  -------- ---------
Balance at
 May 31, 1997     6,000,600  $  600 $ 299,690 $  (402,870) $     -  $(102,580)

Purchase of
 Treasury stock      (2,000)      -         -           -   (5,000)    (5,000)

Issuance of
 common stock     5,894,000     589   184,671           -        -    185,260

Net loss, year
 ended May 31,
 1998                     -       -         -    (143,051)       -   (143,051)
                 ----------  ------ --------- -----------  -------  ---------
Balance,
 May 31, 1998    11,892,600   1,189   484,361    (545,921)  (5,000)   (65,371)

Issuance of
 common stock       989,000      99   450,923           -         -   451,022

Net loss, year
 ended May 31,
 1999                     -       -         -    (374,085)       -   (374,085)
                 ----------  ------ --------- -----------  -------  ---------
Balance May 31,
 1999            12,881,600  $1,288 $ 935,284 $  (920,006) $(5,000) $  11,566
                 ==========  ====== ========= ===========  =======  =========

















See notes to financial statements.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1999 AND 1998



                                              Year Ended    Year Ended
                                              May 31,1999   May 31,1998
                                              -----------   -----------
Cash flows from operating activities

Net loss                                      $ (374,085)      $ (143,051)

Reconciling adjustments:
Amortization                                      18,654           12,092
Depreciation                                      24,937           16,286
(Increase) in receivables                        (11,840)          (4,251)
(Increase) in inventories                        (70,738)          (7,209)
Decrease (increase) in prepaid expenses           18,831          (32,580)
Decrease (increase) in other assets                1,089           (7,862)
Increase (decrease) in accounts payable           (1,021)          52,243
Increase (decrease) in accrued expenses                0          (40,000)
(Decrease) in accrued interest                    (5,977)         (12,943)
                                              ----------       ----------
                                                 (26,065)         (24,224)

Net cash used by operating activities           (400,150)        (167,275)
                                              ----------       ----------
Cash Flows From Investing Activities
Acquisition of property and equipment            (51,220)         (34,372)
Acquisition of intangible assets                 (57,662)               0
                                              ----------       ----------
Net cash used by investing activities           (108,882)         (34,372)

Cash Flows From Financing Activities
Capital contributions                            451,021          180,260
Notes payable                                    (36,419)          74,519
Loans from stockholders                          110,745           35,600
                                              ----------       ----------

Net cash provided by financing activities        525,347          290,379
                                              ----------       ----------
Net increase in cash                              16,315           88,732

Cash balance, beginning of period                 89,542              810
                                              ----------       ----------
Cash balance, end of period                   $  105,857       $   89,542
                                               ==========      ==========






See notes to financial statements.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 1999 AND 1998



NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation
-------------
The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. The Company formed USA Performance Products, Inc. as a separate wholly-owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. See note L.

Revenue Recognition
-------------------
Revenues are derived primarily from the sale of paintball markers and accessories and this revenue is recognized at the time title is transferred which is normally on shipment of the goods. With respect to the Company's sporting events operations, revenue is recognized at the time the underlying event is held.

Depreciation
------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Amortization
------------
Intangible assets consisting of rights to technology and associated trademarks are amortized using the straight-line method over five years.

Inventories
-----------
Inventories are stated at the lower of cost or market using the first in first out method. See Note C.

NOTE B: CASH EQUIVALENTS

Cash equivalents consist of cash credits received in connection with the sale of All American Bowl Sponsorship Promotional Packages to Itex Corporation. These cash credits will be used for the purchase of products and/or services provided by other Itex clients.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1999 AND 1998



NOTE C: INVENTORIES

Inventories consist of merchandise acquired for sale by the Company's USA SportsNet business unit in addition to paintball markers and accessories. Inventories are carried at cost which is considered to be less than market value.

NOTE D: PREPAID EXPENSE

Prepaid expense includes amounts paid for commercial insurance and advertising.

NOTE E:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 1999 and 1998:

                                            May 31, 1999   May 31, 1998
                                            ------------   ------------
     Computer hardware                       $  60,858      $  32,245
     Computer software                          28,584         10,564
     Furniture, fixtures and equipment          22,948         21,072
     Tools, dies and fixtures                   54,928         52,217
                                             ---------      ---------
          Total cost                           167,318        116,098

     Less: accumulated depreciation             70,055        (45,118)
                                             ---------      ---------
     Total net property and equipment        $  97,263      $  70,980
                                             =========      =========

The useful lives assigned to property and equipment to compute depreciation are:

     Computer hardware                    5 years
     Computer  software                   5 years
     Furniture, fixtures and equipment    7 years
     Tools, dies and fixtures             5 years

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1999 AND 1998



NOTE F: INTANGIBLE ASSETS

During the year ended May 31, 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The total cost of these rights are valued at $54,134 less accumulated amortization of $32,639 and $22,146 at May 31, 1999 and 1998, respectively.

During 1999, the Company acquired the rights to the toll free telephone number, 800-724-6822, and marketed as 1 800 PAINTBALL. The Company paid $20,000 in cash and 100,000 shares of the Company's common stock. This asset is reflected in the balance sheet at a gross cost of $40,000 less accumulated amortization of $5,000 and $0, as of May 31, 1999 and 1998, respectively. This asset is amortized over a 5 year life. Also during 1999, the Company acquired two internet websites. AclassifiedAd and Swapandshop for $11,200. This asset is being amortized over 5 years and accumulated amortization was $560 and $0 as of May 31, 1999 and 1998, respectively.

NOTE G: OTHER ASSETS

Other assets consist primarily of deposits. In 1998, this included an advance to an officer of the company which was fully liquidated in 1999.

NOTE H: NOTES PAYABLE AND LOANS FROM STOCKHOLDERS

The Company's notes payable consist of the following as of May 31,:

                                                 1999         1998
                                              ---------    ---------
Stratex Corporation (due September 2000,
 interest at prime plus 6%, secured)          $ 100,000    $ 100,000

MME (due on demand, interest at 12.25%
per annum, unsecured)                             7,295       13,500

Other (due September 98, unsecured,
 non-interest bearing)                                0       30,214


Security for the Stratex loan consists of the rights to the Viper M1 paintball marker including its names and technology used in its manufacture.

Loans from Stockholders consist of advances provided to the Company by the Chief Executive officer and such loans are unsecured and no interest is charged on such advances.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1999 AND 1998



NOTE I: COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facilities under an operating lease which expires June 30, 2001. Rent expense approximated $32,800 and $22,800 for the years ended May 31, 1999 and 1998, respectively. Future minimum operating lease payments as of May 31, 1999 are:


          Year ended May 31,              Total
          ------------------            ----------
               2000                     $   38,160
               2001                         41,976
                                        ----------
     Total minimum lease payments       $   80,136
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

NOTE J: ISSUANCE OF COMMON STOCK

During the year, the Board of Directors authorized the issuance of 5,999,400 shares of common stock. These newly-issued shares were designated to pay for certain management, financial, marketing and other business related services, to allow certain creditors of the Company to trade their debt for equity and to effect a tax-free acquisition of the assets of Amateur Athletes of America,
Inc.  11,894,600 shares were issued as of May 31, 1998.   2,000 shares were
purchased for the treasury. During the year ended May 31, 1999, the Board of Directors authorized the issuance of 989,000 shares of Common Stock. These issuances primarily were to allow certain creditors of the Company to trade their debt for equity and to pay for management, financial, marketing and other business related services.

NOTE K: RELATED PARTY TRANSACTIONS

In January 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed in April 1998. In 1999, the Company issued 150,000 shares of common stock in cancellation of indebtedness of $111,780.

Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USA Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1999 AND 1998


NOTE K:  RELATED PARTY TRANSACTIONS (CONT'D)

Stratex Corporation has a loan to the Company in the amount of $100,000 (see Note H). Stratex Corporation is owned by Derek D. Panaia, son of David J. Panaia, Chief Executive Officer of the Company.

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

In May 1999, the Company issued 100,000 shares to Resource Group, Inc. in exchange for promotional and related consulting services. Resource Group, Inc. is a public relations and promotional firm of which a member of the Board, Mr. Thomas DeRita, is a principal.

NOTE L: BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company has three reportable segments: paintball products, sports events, and Internet commerce. The paintball segment produces a mid-priced paintball marker. The event segment has produced the All American Bowl, a national high school football all-star game. The Internet segment develops and operates internet websites including the ECEC Trading Club.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sale of the Company's paintball products over the Internet are reported within the paintball segment. Internet revenues for 1998 consist principally of advertising sold through barter transactions.

Following is a summary of segment information:

                                  Sports   Internet   All
                     Paintball    Events   Commerce   Others(a)   Totals
                     ---------  ---------  ---------  ---------  ---------
May 31, 1999
------------
Revenues             $ 228,613  $       -  $      -   $      -   $ 228,613
Interest expense        12,874          -         -          -      12,874
Depreciation            10,915          -         -     14,022      24,937
Amortization            10,493          -         -      8,161      18,654
Segment profit (loss) (114,357)    (8,230) (120,501)  (130,997)   (374,085)
Segment assets         177,293          0    60,048    230,484     467,825

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
MAY 31, 1999 AND 1998



NOTE L: BUSINESS SEGMENTS (CONT'D)

                                  Sports   Internet   All
                     Paintball    Events   Commerce   Others(a)   Totals
                     ---------  ---------  ---------  ---------  ---------
May 31, 1998
------------
Revenues             $  52,139  $  17,289  $ 80,000   $      -   $ 149,582
Interest expense        14,310          -         -      3,204      17,514
Depreciation            10,063          -         -      6,223      16,286
Amortization             9,492          -         -      2,600      12,092
Segment profit (loss)  (64,723)   (64,894)   58,400    (71,834)   (143,051)
Segment assets          76,676          -    80,123    166,762     323,561


(a) Includes amounts not allocated to operating segments.


NOTE M: RECOVERABILITY OF ASSETS AND GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's continued existence is dependent upon its ability to secure financing or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due.
In April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy a number of the Company's shares of common stock, subject to restrictions (the "Put Option"). The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put and the number of the shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. The Company can make no assurances that it will be successful in registering the subject shares or that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE N:  INCOME TAXES

No provision for federal and state income taxes has been recorded because our company has incurred net operating losses since inception. Our net operating loss carry-forwards as of May 31, 1999 total $920,006. These carry-forwards will be available to offset future taxable income and expire beginning in 2010. We do not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carryforwards have been fully reserved.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ecom ecom.com, inc.



September 13, 1999           By /s/ David J. Panaia
                                David J. Panaia, Chief Executive Officer,
                                President and Director




September 13, 1999           By /s/ David J. Panaia
                                David J. Panaia, Principal Financial Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             ecom ecom.com, inc.




September 13, 1999           By /s/ David J. Panaia
                                David J. Panaia, Director



September __, 1999           By __________________________________________
                                Gerald V. Bergman, Director



September 13, 1999           By /s/ Guy T. Lindley
                                Guy T. Lindley, Director



September 13, 1999           By /s/ Thomas DeRita, Jr.
                                Thomas DeRita, Jr., Director