Form 10QSB
period 1999-08-31
ECOM ECOM COM INC
filed 1999-10-15
CIK 1000459

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended August 31, 1999

                        Commission File Number 33-96638-A

                              ecom ecom.com, inc.
         (Exact name of small business issuer as specified in its charter)

          Florida                                     65-0538051
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

         3801 PGA Blvd, Ste. 1000, Palm Beach Gardens, Florida 33410
                    (Address of principal executive offices)

                              (561) 622-4395
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes x       No_

As of August 31, 1999, the issuer had 12,883,600 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes _   No x

                           ECOM ECOM.COM, INC.
                              Form 10-QSB
                             August 31, 1999


                                INDEX

   PART I   FINANCIAL INFORMATION                         PAGE NO.

   ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets:
            August 31, 1999 and May 31, 1999                 3

         Consolidated Statements of Operations:
            Three-Month Periods Ended
            August 31, 1999 and 1998                         4

         Consolidated Statements of Cash Flows:
            Three-Month Periods Ended
            August 31, 1999 and 1998                         5

         Notes to Consolidated Financial Statements          6

   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS             8

   PART II   OTHER INFORMATION

ITEMS 1-6                                                   10

                           ECOM ECOM.COM, INC.
                      CONSOLIDATED BALANCE SHEETS

                                           August 31, 1999    May 31, 1998
                                           ---------------    ------------

     Assets

Current Assets

Cash and cash equivalents                   $    23,530        $    105,857
Accounts receivable                              11,662              19,155
Inventories                                     275,903             155,893
Prepaid expenses                                110,990              15,749
                                            -----------        ------------
Total current assets                            422,085             296,654

Property and equipment                          157,562              97,263
Intangible assets                                61,869              67,135
Other assets                                      6,556               6,773
                                            -----------        ------------
Total assets                                    648,072             467,825
                                            -----------        ------------

     Liabilities

Current liabilities

Accounts payable and accrued expenses       $   411,057        $    130,683
Current portion of notes payable                100,000             100,000
Current portion of accrued interest               9,499               5,937
                                            -----------        ------------

Total current liabilities                       520,556             236,620

Loans from stockholders                         509,149             212,344
Notes payable, less current portion               7,295               7,295
                                            -----------        ------------
Total liabilities                             1,037,000             456,259
                                            -----------        ------------

     Stockholders' equity

Common stock, $.0001 par value"
  Authorized - 50,000,000 shares;
  Issued - 12,883,600 shares                      1,288               1,288
Additional paid-in capital                      935,284             935,284
Accumulated deficit                          (1,320,500)           (920,006)
Less treasury stock at cost, 2,000 shares        (5,000)             (5,000)
                                            -----------        ------------
Total stockholders' equity                     (388,928)             11,566
                                            -----------        ------------
Total liabilities and stockholders' equity  $   648,072        $    467,825
                                            ===========        ============



See notes to financial statements.

                           ECOM ECOM.COM, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                              For the Three Months Ended
                                           August 31, 1999  August 31, 1998
                                           ---------------  ---------------

Net Sales                                   $   191,898        $     22,967
Cost of Sales                                   154,846               9,951
                                            -----------        ------------
Gross profit                                     37,052              13,016
                                            -----------        ------------

Other operating expenses

Sales and marketing                             145,449              28,072
Product development                             118,289                -
General and administrative                      154,634              41,986
Depreciation and amortization                    15,611               8,606
                                            -----------        ------------
Total operating expenses                        433,983              78,664
                                            -----------        ------------

Loss from operations                           (396,931)            (65,648)

Interest expense                                  3,563               4,072
                                            -----------        ------------

Net loss                                    $  (400,494)       $    (69,720)
                                            ===========        ============

Net loss per common shares (Basic and
Diluted)                                    $     (0.03)       $      (0.01)
                                            -----------        ------------

Weighted average shares outstanding          12,883,600          11,934,600
                                            -----------        ------------



See notes to financial statements.

                            ECOM ECOM.COM, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                              For the Three Months Ended
                                           August 31, 1999  August 31, 1998
                                           ---------------  ---------------

Cash flows from operating activities

Net loss                                    $  (400,494)       $    (69,720)

Reconciling adjustments:
Depreciation and Amortization                    15,611               8,606
(Increase) Decrease in:
Accounts receivable                               7,493              (8,831)
Inventories                                    (120,010)             (4,181)
Prepaid expenses                                (95,241)              8,323
Other assets                                       -                 (7,260)
Increase (Decrease) in:
Accounts payable and accrued expenses           280,374               3,664
Accrued interest                                  3,563               4,072
                                            -----------        ------------
Net cash used by operating activities          (308,704)            (65,327)
                                            -----------        ------------

Cash flows from investing activities
Acquisition of property and equipment           (70,427)            (4,403)
Acquisition of intangible assets                   -                   -
                                            -----------        ------------
Net cash used by investing activities           (70,427)             (4,403)
                                            -----------        ------------

Cash flows from financing activities
Capital contributions                              -                 33,997
Notes payable                                      -                 (4,317)
Loans from stockholders                         296,804              32,200
                                            -----------        ------------
Net cash provided by financing activities       296,804              61,880
                                            -----------        ------------
Net increase (decrease) in cash                 (82,327)             (7,850)

Cash balance, beginning of period               105,857              89,542
                                            -----------        ------------

Cash balance, end of period                 $    23,530        $     81,692
                                            ===========        ============


See notes to financial statements.

                            ECOM ECOM.COM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 31, 1999
                               (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1999.

Certain items have been reclassified for comparative purposes.

NOTE 2 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company currently has two reportable segments: paintball products and Internet commerce. The paintball segment produces a mid-priced paintball marker and distributes related accessories. The Internet segment develops and operates Internet websites including the Trading Club. There have been no intersegment sales or transfers. Revenues from sale of the Company's paintball products over the Internet are reported within the paintball segment. Internet revenues consist of the sale of products through the electronic Trading Club's auction web site.

Following is a summary of segment information:

                              ECOM ECOM.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               August 31, 1999
                                 (Unaudited)


Note 2 (Cont'd)

                               Three Months Ended August 31, 1999
                         ----------------------------------------------
                          Total     Paintball   Internet   All Other(a)
                          -----     ---------   --------   ------------

Revenues                 191,898     190,355       1,543         -
Interest                   3,563       3,563        -            -
Depreciation and
  Amortization            15,611       7,515       6,421        1,675
Profit (Loss)           (400,494)       (160)   (257,620)    (142,714)
Assets                   648,072     310,074     281,296       56,702


                               Three Months Ended August 31, 1998
                         ----------------------------------------------
                          Total     Paintball   Internet   All Other(a)
                          -----     ---------   --------   ------------

Revenues                  22,967      22,967        -            -
Interest                   4,072       3,655        -             417
Depreciation and
  Amortization             8,606       5,063        -           3,543
Profit (Loss)            (69,720)    (12,717)       -         (57,003)
Assets                   323,457     108,368        -         215,089


(a) Includes amounts not allocated to operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three month periods ended August 31, 1999 and 1998 and the Form 10-KSB for the fiscal year ended May 31, 1999.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute 'forward-looking statements " within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the paintball industry and electronic commerce, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Comparison of the three months ended August 31, 1999 with the three months ended August 31. 1998

Revenue increased by $168,931, or 735.5% substantially as the result of increased paintball marker and accessories sales. This growth is attributed to the Company's utilization of the 1800 PAINTBALL telephone number acquired in March, 1999 and the additional emphasis on the distribution of other manufacturers' paintball accessory products. The Company's gross profit increased $24,036, or 184.7%, as the result of substantially increased revenues. The emphasis on growth and the addition of the distribution of accessory products, which normally carry lower gross profit margins, as an adjunct to the Company's Viper M1 paintball marker has caused the gross profit margin to decline from 56.7% to 28.0% and the remaining decline to arrive at the current period's gross margin of 19.3%, is caused by costs associated with electronic hosting of the Company's web sites totalling $16,302 in the current quarter and $0 in the prior year quarter.

The Company's e-commerce web sites began operating in late April 1999 and as a means to attract users, membership has been provided free until November 1999. Therefore, no membership revenues have been generated. As an additional means of attracting visitors to the site, the Company placed consumer goods on the auction site of which $1,543 were sold. This revenue is included in the current period's net sales of $191,898.

Sales and marketing expenses have increased by $112,648, or 268.3%, primarily as the result of advertising and promotions for the Company's e-commerce web site. Likewise, Product development in the current period is the result of preparing and upgrading the Company's web site. General and administrative expenses have risen $112,648, or 268.0% as the result of additional salaries, consulting, and professional fees associated with the Company's overall growth. Depreciation and Amortization expense increased $7,005, or 81.4%, primarily as the result of the addition of Computers and related electronic hardware. Interest expense is down slightly as the result of less interest bearing debt outstanding.

Liquidity and Capital Resources

The Company's working capital has decreased from $60,034 to a deficit of $98,471, primarily as the result of a substantial increase in accounts payable reflecting a rise in expenses as previously noted. The Company's net loss, which increased from $69,720 to $400,494, contributed the substantial portion of the $243,377 increase in Net cash used by operating activities.

Net cash used by investing activities increased $66,024 due to the addition of computer hardware and related electronic equipment.

Net cash provided by financing activities consists of loans from stockholders, which bear no interest.

The Company continues to be reliant upon the combination of revenues, loans from stockholders and capital contributions to fund operations. The Company has not generated any profits from its existing operations and continues to incur substantial costs related primarily to further development and maintenance of its e-commerce web site. The Company's continued existence is dependent upon its ability to secure financing or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due. In this regard, in April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy a number of the Company's shares of common stock, subject to restrictions (the "Put Option"). The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put and the number of the shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. The Company can make no assurances that it will be successful in registering the subject shares or that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues including advertising and promotion of both its e-commerce web site and paintball marker products, will be substantially limited. Should the Company be unable to obtain continued funding from existing shareholders or under the terms of the Put Option agreement its operations may be adversely affected.

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

                              ecom ecom.com, inc.




October 15, 1999              By/s/ David J. Panaia
                                David J. Panaia, Chief Executive Officer
                                and Principal Financial Officer