Form 10KSB/A
period 1999-05-31
ECOM ECOM COM INC
filed 1999-12-15
CIK 1000459

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  DC  20549


                             FORM 10-KSB/A
                            AMENDMENT NO. 1



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

     On May 26, 1999 a Form 8-K was filed with the Securities and Exchange Commission reporting the agreement with Swartz Private Equity, LLC.

(c)  Exhibits:

Exhibit
Number         Description                             Location
------- ----------------------------         --------------------------------
 3.1    Articles of Incorporation            Incorporated by reference to the
                                             Company's registration statement
                                             on Form 10SB-1, No. 33-96638-A
                                             filed on September 6, 1995

 3.2    By-laws                              Incorporated by reference to the
                                             Company's registration statement
                                             on Form 10SB-1, No. 33-96638-A
                                             filed on September 6, 1995

10.1    Agreement for acquisition of         Incorporated by reference to the
        assets of Performance Paintball      Company's registration statement
        Products, Inc.                       on Form 10SB-1, No. 33-96638-A
                                             filed on September 6, 1995

10.2    Agreement for acquisition of         Incorporated by reference to
        rights to All American Bowl          Form 10-KSB for the year ended
                                             May 31, 1997

10.3    Personal services agreement          Incorporated by reference to
        with All American Bowl Executive     Form 10-KSB for the year ended
        Director                             May 31, 1997

10.4    Promissory Note to Stratex           Incorporated by reference to
        Corporation dated August 12, 1997    Form 10-KSB for the year ended
                                             May 31, 1998

10.5    Marketing and Management Agreement   Incorporated by reference to
        between Axis Enterprises, Ltd. and   Form 10-KSB for the year ended
        Registrant dated January 10, 1998    May 31, 1998

10.6    Agreement for acquisition of         Incorporated by reference to
        assets of Amateur Athletes of        Form 10-KSB for the year ended
        America, Inc.                        May 31, 1998

10.7    Lease Agreement between Ryco         Incorporated by reference to
        Properties, Inc. and Registrant      Form 10-KSB for the year ended
        dated May 4, 1998                    May 31, 1998

10.8    Investment Agreement between         Incorporated by reference to
        Swartz Private Capital LLC and       Form 8-K filed with the
        the Registrant dated May 13, 1999    Commission on May 26, 1999

10.9    Registration Rights Agreement        Incorporated by reference to
        between Swartz Private Capital       Form 8-K filed with the
        LLC and the Registrant dated         Commission on May 26, 1999
        May 13, 1999

10.10   Side Agreement                       Incorporated by reference to
                                             Form 8-K filed with the
                                             Commission on May 26, 1999


10.11   Amended and Restated Investment      Previously filed
        Agreement between Swartz Private
        Capital LLC and the Registrant
        dated July 1999

10.12   Memorandum dated September 13,       Previously filed
        1999 from Swartz Private Capital
        LLC extending date to file
        registration statement

10.13   First Stock Incentive Plan           Previously filed

11      Statement of Computation of          Previously filed
        Earnings per Share

21      Subsidiaries of the Company          Previously filed

23.1    Consent of Independent Public        Filed herewith electronically
        Accountants

27      Financial Data Schedule              Previously filed

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ecom ecom.com, inc.



December 14, 1999            By /s/ David J. Panaia
                                David J. Panaia, Chief Executive Officer,
                                President and Director