Form 10QSB
period 1999-11-30
ECOM ECOM COM INC
filed 2000-01-14
CIK 1000459

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended November 30, 1999


                       Commission File Number: 33-96638-A


                            ecom.ecom.com, inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Florida                                         65-0538051
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                        3801 PGA Boulevard, Suite 1000
                        Palm Beach Gardens, FL  33410
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (561) 622-4395
                        --------------------------
                        (Issuer's telephone number)







Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of November 30, 1999, the Registrant had 13,458,600 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Consolidated Balance Sheets - November 30,
              1999 (Unaudited) and May 31, 1999                     3

              Consolidated Statements of Operations - Six Months
              Ended November 30, 1999 and 1998 (Unaudited)          4

              Consolidated Statements of Operations -
              Three Months ended November 30, 1999 and 1998
              (Unaudited)                                           5

              Consolidated Statements of Cash Flows - Six Months
              Ended November 30, 1999 and 1998 (Unaudited)          6

              Notes to Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            8

Part II.  Other Information                                        11

Signatures                                                         12

                            ECOM.ECOM.COM, INC.
                        CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 1999 AND MAY 31, 1999

                                      November 30, 1999      May 31, 1999
                                      -----------------      ------------
          Assets                         (Unaudited)

Current Assets
 Cash                                    $    8,182            $ 105,857
 Accounts receivable                          9,708               19,155
 Inventories                                262,479              155,893
 Prepaid expense                             81,310               15,749
                                         ----------            ---------
Total current assets                        361,679              296,654

Property and equipment                      146,615               97,263
Intangible assets                            56,602               67,135
Other assets                                  6,556                6,773
                                         ----------            ---------
Total assets                             $  571,452            $ 467,825
                                         ==========            =========

          Liabilities

Current liabilities
 Accounts payable and accrued expenses   $  561,564            $ 130,683
 Current portion of notes payable           100,000              100,000
 Current portion of accrued interest         13,114                5,937
                                         ----------            ---------
Total current liabilities                   674,678              236,620

Loan from stockholders                      388,647              212,344
Notes payable, less current portion           7,295                7,295
                                         ----------            ---------
Total liabilities                         1,070,620              456,259
                                         ----------            ---------
          Stockholders' equity

Common stock, $.0001 par value:
 Authorized 50,000,000 shares;
 Issued 13,458,600 shares at
 November 30, 1999 and 12,883,600
 shares at May 31, 1999                       1,346                1,288
Additional paid-in capital                1,245,170              935,284
Accumulated deficit                      (1,740,684)            (920,006)
Less treasury stock at cost,
 2,000 shares                                (5,000)              (5,000)
                                         ----------            ---------
Total stockholders' equity                 (499,168)              11,566
                                         ----------            ---------
Total liabilities and stockholders'
 equity                                  $  571,452            $ 467,825
                                         ==========            =========



                       See notes to financial statements.

                              ECOM.ECOM.COM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               Six-Month Periods Ended November 30, 1999 and 1998
                                  (Unaudited)

                                          Six Months         Six Months
                                            Ended              Ended
                                       November 30, 1999  November 30, 1998
                                       -----------------  -----------------

Net sales                                $   451,571        $    53,986
Cost of sales                                410,937             29,161
                                         -----------        -----------
Gross profit                                  40,634             24,825
                                         -----------        -----------
Other operating expenses

Sales and marketing                          282,330             42,555
Product development                          264,949                  0
General and administrative                   274,594             79,085
Depreciation and amortization                 32,260             17,692
                                         -----------        -----------
Total operating expenses                     854,133            139,332

Loss from operations                        (813,499)          (114,507)

Interest Expense                               7,178              7,975
                                         -----------        -----------

Net loss                                 $  (820,677)       $  (122,482)
                                         ============       ===========

Net loss per common share (primary
 and diluted)                            $     (.063)       $     (.010)
                                         ============       ===========

Weighted average shares outstanding        13,027,350        11,934,600
                                         ============       ===========



















                      See notes to financial statements

                               ECOM.ECOM.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             Three-Month Periods Ended November 30, 1999 and 1998
                                  (Unaudited)

                                         Three Months       Three Months
                                             Ended              Ended
                                       November 30, 1999  November 30, 1998
                                       -----------------  -----------------

Net sales                                $    259,673       $    31,019
Cost of sales                                 256,091            19,210
                                         ------------       -----------
Gross profit                                    3,582            11,809
                                         ------------       -----------

Other operating expenses

Sales and marketing                           136,881            14,483
Product development                           146,660                 0
General and administrative                    119,960            37,099
Depreciation and amortization                  16,649             9,086
                                         ------------       -----------
Total operating expenses                      420,150            60,668
                                         ------------       -----------
Loss from operations                         (416,568)          (48,859)

Interest Expense                                3,615             3,903
                                         ------------       -----------

Net loss                                 $   (420,183)      $   (52,762)
                                         ============       ===========

Net loss per common share (primary
 and diluted)                            $      (.032)      $     (.004)
                                         ============       ===========

Weighted average shares outstanding        13,171,100        11,965,600
                                         ============       ===========


















                      See notes to financial statements

                              ECOM.ECOM.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six-Month Periods Ended November 30, 1999 and 1998
                                  (Unaudited)

                                          Six Months         Six Months
                                            Ended              Ended
                                       November 30, 1999  November 30, 1998
                                       -----------------  -----------------
Cash flows from operating activities

Net loss                                  $(820,677)         $(122,482)

Reconciling adjustments:
 Depreciation and amortization               32,260             17,692
 (Increase) Decrease in:
  Accounts receivable                         9,447            (21,153)
  Inventories                              (106,586)            (1,005)
  Prepaid expense                           (65,561)            13,239
  Other assets                                    0             (7,261)
 Increase (Decrease) in:
  Accounts payable and accrued expenses     430,881              2,653
  Accrued interest                            7,177              7,974
                                          ---------          ---------
Net cash used by operating activities      (513,059)          (110,343)
                                          ---------          ---------

Cash flows from investing activities

Acquisition of property and equipment       (70,863)            (5,878)
Acquisition of intangible assets                  0                  0
                                          ---------          ---------
Net cash used by investing activities       (70,863)            (5,878)
                                          ---------          ---------

Cash flows from financing activities

Capital contributions                       309,944             45,777
Notes payable                                     0             (4,317)
Loans from stockholders                     176,303             65,395
                                          ---------          ---------
Net cash provided by financing
 activities                                 486,247            106,855
                                          ---------          ---------
Net increase (decrease) in cash             (97,675)            (9,366)

Cash balance, beginning of period           105,857             89,542
                                          ---------          ---------
Cash balance, end of period               $   8,182          $  80,176
                                          =========          =========







                     See notes to financial statements.

                           ECOM.ECOM.COM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 1999 and 1998
                               (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1999.

NOTE 2 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company currently has two reportable segments: paintball products and Internet commerce. The paintball segment produces a mid-priced paintball marker and distributes related accessories. The Internet segment develops and operates Internet web sites including the Trading Club. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment. Internet revenues consist of the sale of products through the electronic Trading Club's auction web site.

Following is a summary of segment information:

                    Six Months Ended November 30, 1999

                     Total     Paintball    Internet      All Other(a)
                    -------    ---------    ----------    ------------
Revenues            451,571      448,603        2,968           -
Interest              7,178        7,178         -              -
Depreciation
 and Amortiza-
 tion                32,260       15,092       13,707          3,461
Profit (Loss)      (820,677)      (2,832)    (595,198)      (222,647)
Assets              571,452      379,696      137,456         54,300


                    Six Months Ended November 30, 1998

                     Total     Paintball    Internet      All Other(a)
                    -------    ---------    ----------    ------------
Revenues             53,986       53,986         -              -
Interest              7,975        7,146         -               829
Depreciation
 and Amortiza-
 tion                17,692       12,530         -             5,162
Profit (Loss)      (122,482)     (22,418)        -          (100,064)
Assets              318,561     (112,832)        -          (205,729)


(a)  Includes amounts not allocated to operating segments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the six month periods ended November 30, 1999 and 1998 and the Form 10-KSB for the fiscal year ended May 31, 1999.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 1999 WITH THE SIX MONTHS ENDED NOVEMBER 30, 1998

Revenue for the six month period ended November 30, 1999 was $451,571 compared to $53,986 of revenue recorded during the same period of the prior year. This increase, equivalent to 836%, was created by expansion of our paintball business. During the prior period, production of the Viper M1 paintball marker was stifled by the inability of our primary subcontractor to assemble the markers in sufficient quantities to satisfy demand. With production transferred to in-house facilities, this problem has been solved, allowing us to meet a demand that is accelerating as a result of our advertising efforts. The success of our advertising program stems from use of the 1-800-paintball toll-free telephone number acquired earlier in 1999. Our advertising copy promotes use of the number in addition to use of our web site at www.800paintball.com.

During this start-up period of the 800-paintball program, we have relied on other paintball distributors for procurement of paintball products other than the Viper. With the growth in volume, we are now able to negotiate directly with manufacturers which will allow us to reduce our cost of sales and increase gross profit margins. Although our gross profit increased from $24,825 in the prior period to $40,634 in the current period, this represented a decline in gross profit margin from 46.0% of sales in the prior period to 9.0% in the current period.

A portion of the decline in gross profit resulted from recording costs related to the electronic hosting of our web sites within current period cost of sales. Our e-commerce web sites began operating in late April 1999 with use of the sites free to members for the initial six-month period. Significant revenues from these sites will develop only after the funds needed for promotion of our new e-commerce program, the eCom eCom SuperHUB, are received through our financing activities described below. The SuperHUB concept, which we expect to be operational by the end of January 2000, allows us to integrate our auction, classified ad and barter web sites with storefront software that will provide small business clients with a comprehensive package of tools to establish their own web presence.

Sales and marketing expenses have increased by $239,775, or 563.0%, primarily as a result of the implementation of test marketing programs for our e-commerce program. Product development expense of $264,949 incurred in the current period ($0 in the prior period) results from our efforts to develop and refine our e-commerce properties. General and administrative expenses have risen $195,509, or 247.2%, as the result of additional salaries, consulting, and professional fees associated with our Company's overall growth. Depreciation and amortization expense increased $14,568, or 82.3%, primarily as the result of the addition of computers and related electronic hardware. Interest expense is down slightly as the result of less interest bearing debt outstanding.

Our developmental activities and the related expenditures resulted in a net loss of $820,677 in the current year-to-date period compared to a loss of $122,482 in the same period of the prior year.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1999 WITH THE THREE MONTHS ENDED NOVEMBER 30, 1998

Revenue grew to $259,673 during the three-month period ended November 30, 1999 compared to $31,019 of revenue recorded during the same period of the prior year. This represented a 737.1% increase over the prior year quarter. Increases in cost of sales and operating expenses, consistent with the description in the year-to-date comparison above, created a net loss of $420,183 in the current quarter compared to $52,762 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1999, current assets totaled $361,679 compared to $296,654 at the end of the prior fiscal year. Increases of $106,586 in inventories and $65,561 in prepaid advertising offset decreases in cash and accounts receivable. A $97,675 reduction in cash resulted from the Company's net loss year-to-date. Current liabilities grew from $236,620 at the prior year end to $674,678 at the end of the current period. This growth primarily resulted from an increase of $430,881 in accounts payable and accrued expenses, an increase created by the growth in inventories and operating expenses.

Net cash used by investing activities increased $64,985 due to the addition of computer hardware and related electronic equipment.

Net cash provided by financing activities consists of loans from stockholders, which bear no interest, and capital contributions recorded from the private sale of restricted stock.

The Company continues to be reliant upon the combination of revenues, loans from stockholders and capital contributions to fund operations. The Company has not generated any profits from its existing operations and continues to incur substantial costs related primarily to development and maintenance of its e-commerce web sites. The Company's continued existence is dependent upon its ability to secure financing or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due. In this regard, in April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy a number of the Company's shares of common stock, subject to restrictions (the "Put Option"). The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put, and the number of the shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. The Company can make no assurances that it will be successful in registering the subject shares or that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues, including advertising and promotion of both its e-commerce web site and paintball products, will be substantially limited. Should the Company be unable to obtain continued funding from existing shareholders or under the terms of Put Option agreement its operations may be adversely affected.

                         PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation which would have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER EVENTS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ecom.ecom.com, inc.



Dated:  January 14, 2000         By: /s/  David J. Panaia
                                     David J. Panaia, Chief Executive Officer
                                     and Principal Financial Officer