Form 10QSB
period 2000-02-29
ECOM ECOM COM INC
filed 2000-04-13
CIK 1000459

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             Form 10-QSB



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              for the quarterly period ended February 29, 2000



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


                      3801 PGA Boulevard, Suite 1000
        -----------------------------------------------------------
                 (Address of principal executive offices)


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

          Yes  -X-              No__


As of February 29, 2000, the issuer had 13,877,165 shares of common stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure format:    Yes __    No -X-
eCom eCom.com, Inc.                                      Form 10-QSB
                                                         February 29, 2000


                                   INDEX

                                                                    PAGE NO.
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
               February 29, 2,000 and May 31, 1999                       3

           Consolidated Statements of Operations:
               Nine-Month Periods Ended
               February 29, 2000 and February 28, 1999                   4

               Three-Month Periods Ended
               February 29, 2000 and February 28, 1999                   5

           Consolidated Statements of Cash Flows:
               Nine-Month Periods Ended
               February 29, 2,000 and February 28, 1999                  6

           Notes to Consolidated Financial Statements                    7

           Proforma Consolidated Balance Sheet:
               February 29, 2000                                         8

           Proforma Consolidated Statement of Operations:
               Nine Months Ended February 29, 2000                       9

           Proforma Consolidated Balance Sheet:
               May 31, 1999                                             10

           Proforma Consolidated Statement of Operations:
               Year Ended May 31, 1999                                  11

           Proforma Consolidated Balance Sheet:
               May 31, 1998                                             12

           Proforma Consolidated Statement of Operations:
               Year Ended May 31, 1998                                  13

           Proforma Consolidated Notes to Financial Statements          14

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION                                         16


PART II    OTHER INFORMATION

           ITEMS 1-6                                                    20

                              ECOM ECOM.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 29, 2000 AND MAY 31, 1999


                                           February 29, 2000   May 31, 1999
                                           -----------------   ------------
      Assets                                   (Unaudited)

Current Assets

Cash                                         $      45,082   $     105,857
Accounts receivable                                 13,116          19,155
Inventories                                        360,107         155,893
Prepaid expense                                     75,503          15,749
                                             -------------   -------------
Total current assets                               493,808         296,654

Property and equipment                             145,732          97,263
Intangible assets                                   51,335          67,135
Other assets                                         3,442           6,773
                                             -------------   -------------
Total assets                                 $     694,317   $     467,825
                                             =============   =============
      Liabilities

Current liabilities

Accounts payable and accrued expenses        $    730,280    $     130,683
Current portion of notes payable                  100,000          100,000
Current portion of accrued interest                16,730            5,937
                                             -------------   -------------
Total current liabilities                         847,010          236,620

Loan from stockholders                            576,032          212,344
Notes payable, less current portion                 7,295            7,295
                                             -------------   -------------
Total liabilities                               1,430,337          456,259
                                             -------------   -------------
      Stockholders' equity

Common stock, $.0001 par value:
     Authorized - 50,000,000 shares;
     Issued - 13,877,165 shares at
     February 29, 2000 and 12,883,600
     shares at May 31, 1999                         1,388            1,288
Additional paid-in capital                      1,763,113          935,284
Accumulated deficit                            (2,495,521)        (920,006)
Less treasury stock at cost, 2,000 shares          (5,000)          (5,000)
                                             -------------   -------------
Total stockholders' equity                       (736,020)          11,566
                                             -------------   -------------
Total liabilities and stockholders' equity   $    694,317    $     467,825
                                             ============    =============


   See notes to financial statements.

                              ECOM ECOM.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       Nine-Month Periods Ended February 29, 2000 and February 28, 1999
                                (Unaudited)


                                       Nine Months          Nine Months
                                          Ended                Ended
                                    February 29, 2000    February 28, 1999
                                    -----------------    -----------------

Net sales                             $   1,379,444        $     135,078
Cost of sales                             1,284,417               79,909
                                      -------------        -------------
Gross profit                                 95,027               55,169
                                      -------------        -------------
Other operating expenses

Sales and marketing                         651,595               66,340
Product development                         421,154                    0
General and administrative                  538,068              113,446
Depreciation and amortization                48,931               26,841
                                      -------------        -------------
Total operating expenses                  1,659,748              206,627
                                      -------------        -------------
Loss from operations                     (1,564,721)            (151,458)

Interest expense                             10,793               11,896
                                      -------------        -------------
Net loss                              $  (1,575,514)       $    (163,354)
                                      =============        =============

Net loss per common share
 (primary and diluted)                $       (.119)       $       (.013)
                                      -------------        -------------

Weighted average shares outstanding      13,242,500           12,253,100
                                      -------------        -------------

















   See notes to financial statements.

                              ECOM ECOM.COM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      Three-Month Periods Ended February 29, 2000 and February 28, 1999
                                (Unaudited)


                                      Three Months          Three Months
                                          Ended                 Ended
                                    February 29, 2000     February 28, 1999
                                    -----------------     -----------------

Net sales                             $     927,873        $      81,092
Cost of sales                               873,480               50,748
                                      -------------        -------------
Gross profit                                 54,393               30,344
                                      -------------        -------------
Other operating expenses

Sales and marketing                         369,265               23,785
Product development                         156,205                    0
General and administrative                  263,474               34,361
Depreciation and amortization                16,671                9,149
                                      -------------        -------------
Total operating expenses                    805,615               67,295
                                      -------------        -------------
Loss from operations                       (751,222)             (36,951)

Interest expense                              3,615                3,921
                                      -------------        -------------
Net loss                              $    (754,837)       $     (40,872)
                                      =============        =============

Net loss per common share
 (primary and diluted)                $       (.055)       $       (.003)
                                      -------------        -------------

Weighted average shares outstanding      13,672,802           12,288,600
                                      -------------        -------------

















   See notes to financial statements.

                              ECOM ECOM.COM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
         Nine-Month Periods Ended February 29, 2000 and February 28, 1999
                                (Unaudited)

                                          Nine Months          Nine Months
                                             Ended                Ended
                                       February 29, 2000    February 28, 1999
                                       -----------------    -----------------

Cash flows from operating activities

Net loss                                   $  (1,575,514)    $    (163,354)

Reconciling adjustments:
Depreciation and amortization                     48,931            26,841
(Increase) Decrease in:
Accounts receivable                                6,039           (14,258)
Inventories                                     (204,214)          (68,472)
Prepaid expense                                  (59,754)           25,393
Other assets                                       3,331            (1,743)
Increase (Decrease) in:
Accounts payable and accrued expenses            599,597             6,554
Accrued interest                                  10,793            (6,955)
                                           -------------     -------------
Net cash used by operating activities         (1,170,791)         (195,994)
                                           -------------     -------------

Cash flows from investing activities

Acquisition of property and equipment            (81,602)          (20,071)
Acquisition of intangible assets                       0           (17,879)
                                           -------------     -------------
Net cash used by investing activities            (81,602)          (37,950)
                                           -------------     -------------

Cash flows from financing activities

Capital contributions                            827,929           211,826
Notes payable                                          0            (4,317)
Loans from stockholders                          363,689            95,745
                                           -------------     -------------
Net cash provided by financing activities      1,191,618           303,254
                                           -------------     -------------
Net increase (decrease) in cash                  (60,775)           69,310

Cash balance, beginning of period                105,857            89,542
                                           -------------     -------------

Cash balance, end of period                $      45,082     $     158,852
                                           =============     =============




      See notes to financial statements.

                           ECOM ECOM.COM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                February 29, 2000 and February 28, 1999
                              (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended May 31, 1999.

NOTE 2 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company currently has two reportable segments: paintball products and Internet commerce. The paintball segment produces a mid-priced paintball marker and distributes related accessories. The Internet segment develops and operates Internet web sites including the eCom eCom Super Hub. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment. Internet revenues consist of the sale of products through the auction web site and fees from eCom eCom B2B Plus services.

Following is a summary of segment information:

                     Nine Months Ended February 29, 2000

                       Total      Paintball     Internet    All Other (a)

Revenues             1,379,444    1,376,083         3,361
Interest                10,793       10,793
Depreciation and
 Amortization           48,931       25,192        19,724        4,015
Profit (Loss)       (1,575,514)    (115,000)   (1,170,847)    (289,667)
Assets                 694,317      495,151       149,222       49,944


                     Nine Months Ended February 28, 1999

                       Total      Paintball     Internet    All Other (a)

Revenues              135,078       135,078
Interest               11,896        10,540                      1,355
Depreciation and
 Amortization          26,841        19,411                      7,430
Profit (Loss)        (163,354)      (56,295)     (10,000)      (97,059)
Assets                463,060       148,992       11,700       302,368
_________________

(a)  Includes amounts not allocated to operating segments.

            eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
                      PROFORMA CONSOLIDATED BALANCE SHEET
                              February 29, 2000


                                                  eCom eCom       SDMI     Eliminations
                                                ------------  -----------  ------------   -----------
                                                               C>
ASSETS

Cash                                            $     45,082  $     5,637   $         -   $    50,719
Accounts receivable                                   13,116       34,792             -        47,908
Inventories                                          360,107      216,710             -       576,817
Prepaid expense and other current assets              75,503        7,216             -        82,719
Property and equipment                               145,732        4,068             -       149,800
Intangible assets                                     51,335            -             -        51,335
Other assets                                           3,442        7,000             -        10,442
                                                ------------  -----------   -----------   -----------

  Total Assets                                  $    694,317  $   275,423   $         -   $   969,740
                                                ============  ===========   ===========   ===========

LIABILITIES

Accounts payable and accrued expenses           $    730,280  $    52,470   $         -    $  782,750
Current portion of accrued interest                   16,730            -             -        16,730
Current portion of loans from stockholders                 -      100,000             -       100,000
Current portion of notes payable                     100,000            -             -       100,000
Loans from stockholders, less current portion        576,032            -             -       576,032
Notes payable, less current portion                    7,295            -             -         7,295
                                                ------------  -----------   -----------   -----------

  Total Liabilities                                1,430,337      152,470             -      1,582,807
                                                ------------  -----------   -----------   -----------

STOCKHOLDERS' EQUITY

Common stock                                           1,388    1,659,927     1,659,859         1,456
Additional paid-in capital                         1,763,113       40,000    (1,564,928)    3,368,041
Accumulated deficit                               (2,495,521)  (1,576,974)      (94,931)   (3,977,564)
Treasury stock                                        (5,000)      -                  -        (5,000)
                                                ------------  -----------   -----------   -----------

  Total Stockholders' Equity                        (736,020)     122,953             -      (613,067)
                                                ------------  -----------   -----------   -----------

Total Liabilities and Stockholders' Equity      $    694,317  $   275,423   $         -   $   969,740
                                                ============  ===========   ===========   ===========


         eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
               PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                For the Nine Months Ended February 29, 2000


                                                  eCom eCom       SDMI     Eliminations
                                                ------------  -----------  ------------   -----------
                                                               C>

Net Sales                                       $  1,379,444  $   304,480   $         -   $ 1,683,924

Cost of Sales                                      1,284,417      124,382             -     1,408,799
                                                ------------  -----------   -----------   -----------

Gross Profit                                          95,027      180,098             -       275,125
                                                ------------  -----------   -----------   -----------

Operating Expenses
  Sales and marketing                                651,595       68,190             -       719,785
  Product development                                421,154            -             -       421,154
  General and administrative                         538,068      311,092             -       849,160
  Depreciation and amortization                       48,931        5,071             -        54,002
                                                ------------  -----------   -----------   -----------

     Total Operating Expenses                      1,659,748      384,353             -     2,044,101
                                                ------------  -----------   -----------   -----------

Loss From Operations                              (1,564,721)    (204,255)            -    (1,768,976)

Interest Expense                                      10,793            -             -        10,793
                                                ------------  -----------   -----------   -----------

Loss Before Taxes                                 (1,575,514)    (204,255)            -    (1,779,769)

State Income Taxes                                         -            -             -             -
                                                ------------  -----------   -----------   -----------

Net Loss                                        $ (1,575,514) $  (204,255)  $         -   $(1,779,769)
                                                ============  ===========   ===========   ===========

Net Loss Per Common Share                              (0.12)                                   (0.13)

Weighted Average Shares outstanding               13,242,500                               13,917,500



                eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
                           PROFORMA CONSOLIDATED BALANCE SHEET
                                       May 31, 1999

                                              eCom eCom        SDMI       Eliminations
                                             -----------    -----------   ------------    -----------

ASSETS

Cash and cash equivalents                    $   105,857    $     3,345    $         -    $   109,202
Accounts receivable                               19,155         64,194              -         83,349
Inventories                                      155,893        215,031              -        370,924
Prepaid expense and other current assets          15,749         11,219              -         26,968
Property and equipment                            97,263          8,343              -        105,606
Intangible assets                                 67,135              -              -         67,135
Deferred charges                                       -              -              -              -
Other assets                                       6,773              -              -          6,773
                                             -----------    -----------    -----------    -----------

  Total Assets                               $   467,825    $   302,132    $         -    $   769,957
                                             ===========    ===========    ===========    ===========

LIABILITIES

Accounts payable and accrued expenses        $   130,683    $    63,427    $        -     $   194,110
Current portion of accrued interest                5,937         94,931        94,931           5,937
Current portion of loans from stockholders             -        248,496       248,496               -
Current portion of notes payable                 100,000              -             -         100,000
Accrued interest, less current portion                 -              -             -               -
Loans from stockholders, less current portion    212,344              -             -         212,344
Notes payable, less current portion                7,295              -             -           7,295
                                             -----------    -----------    ----------     -----------

  Total Liabilities                              456,259        406,854       343,427         519,686
                                             -----------    -----------    ----------     -----------

STOCKHOLDERS' EQUITY

Common stock                                       1,288      1,230,000     1,229,932           1,356
Additional paid-in capital                       935,284         40,000    (1,478,428)      2,453,712
Accumulated deficit                             (920,006)    (1,374,722)      (94,931)     (2,199,797)
Treasury stock                                    (5,000)             -             -          (5,000)
                                             -----------    -----------    ----------     -----------

  Total Stockholders' Equity                      11,566       (104,722)     (343,427)        250,271
                                             -----------    -----------    ----------     -----------

Total Liabilities and Stockholders' Equity   $   467,825    $   302,132    $        -     $   769,957
                                             ===========    ===========    ==========     ===========


         eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
               PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Year Ended May 31, 1999


                                              eCom eCom        SDMI       Eliminations
                                             -----------    -----------   ------------    -----------
Net Sales                                    $   228,613    $   542,003    $         -    $   770,616

Cost of Sales                                    148,344        233,682              -        382,026
                                             -----------    -----------    -----------    -----------

Gross Profit                                      80,269        308,321              -        388,590
                                             -----------    -----------    -----------    -----------
Operating Expenses
   Sales and marketing                           176,376        114,409              -        290,785
   Product development                            34,347              -              -         34,347
   General and administrative                    187,166        356,716              -        543,882
   Depreciation and amortization                  43,591         14,713              -         58,304
                                             -----------    -----------    -----------    -----------

      Total Operating Expenses                   441,480        485,838              -        927,318
                                             -----------    -----------    -----------    -----------

Loss From Operations                            (361,211)      (177,517)             -       (538,728)

Interest Expense                                  12,874         67,204         67,204         12,874
                                             -----------    -----------    -----------    -----------

Loss Before Taxes                               (374,085)      (244,721)       (67,204)      (551,602)

State Income Taxes                                     -            800              -            800
                                             -----------    -----------    -----------    -----------

Net Loss                                     $  (374,085)   $  (245,521)   $   (67,204)   $  (552,402)
                                             ===========    ===========    ===========    ===========

Net Loss Per Common Share                          (0.03)                                       (0.04)

Weighted Average Shares outstanding           12,233,142                                   12,908,142




               eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
                           PROFORMA CONSOLIDATED BALANCE SHEET
                                      May 31, 1998


                                              eCom eCom        SDMI       Eliminations
                                             -----------    -----------   ------------    -----------
ASSETS

Cash and cash equivalents                    $    89,542     $    9,850    $         -    $    99,392
Accounts receivable                                7,315         89,878              -         97,193
Inventories                                       85,155        266,678              -        351,833
Prepaid expense and other current assets          34,580         13,333              -         47,913
Property and equipment                            70,980         21,749              -         92,729
Intangible assets                                 25,309              -              -         25,309
Deferred charges                                   2,818              -              -          2,818
Other assets                                       7,862              -              -          7,862
                                             -----------    -----------    -----------    -----------

  Total Assets                               $   323,561    $   401,488    $         -    $   725,049
                                             ===========    ===========    ===========    ===========

LIABILITIES

Accounts payable and accrued expenses        $   131,704    $    70,993    $         -    $   202,697
Current portion of accrued interest               10,600         27,727         27,727         10,600
Current portion of loans from stockholders             -      1,181,969      1,181,969              -
Current portion of notes payable                 130,214              -              -        130,214
Accrued interest, less current portion             1,314              -              -          1,314
Loans from stockholders, less current portion    101,600              -              -        101,600
Notes payable, less current portion               13,500              -              -         13,500
                                             -----------    -----------    -----------    -----------

  Total Liabilities                              388,932      1,280,689      1,209,696        459,925
                                             -----------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY

Common stock                                       1,189        210,000       209,932           1,257
Additional paid-in capital                       484,361         40,000    (1,391,901)     1 ,916,262
Accumulated deficit                             (545,921)    (1,129,201)      (27,727)     (1,647,395)
Treasury stock                                    (5,000)             -             -          (5,000)
                                             -----------    -----------    -----------    -----------

  Total Stockholders' Equity                     (65,371)      (879,201)    (1,209,696)       265,124
                                             -----------    -----------    -----------    -----------

Total Liabilities and Stockholders' Equity   $   323,561    $   401,488    $         -    $   725,049
                                             ===========    ===========    ===========    ===========




               eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
                      PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             For the Year Ended May 31, 1998


                                              eCom eCom        SDMI       Eliminations
                                             -----------    -----------   ------------    -----------
Net Sales                                    $   149,582    $   599,218    $         -    $   748,800

Cost of Sales                                    100,988        306,922              -        407,910
                                             -----------    -----------    -----------    -----------

Gross Profit                                      48,594        292,296              -        340,890
                                             -----------    -----------    -----------    -----------
Operating Expenses
   Sales and marketing                            23,298        112,686              -        135,984
   Product development                                 -              -              -              -
   General and administrative                    122,455        450,043              -        572,498
   Depreciation and amortization                  28,378         13,964              -         42,342
                                             -----------    -----------    -----------    -----------

      Total Operating Expenses                   174,131        576,693              -        750,824
                                             -----------    -----------    -----------    -----------
Loss From Operations                            (125,537)      (284,397)             -       (409,934)

Interest Expense                                  17,514         27,727         27,727         17,514
                                             -----------    -----------    -----------    -----------

Loss Before Taxes                               (143,051)      (312,124)       (27,727)      (427,448)

State Income Taxes                                     -            800              -            800
                                             -----------    -----------    -----------    -----------

Net Loss                                     $  (143,051)   $  (312,924)   $   (27,727)   $  (428,248)
                                             ===========    ===========    ===========    ===========

Net Loss Per Common Share                          (0.02)                                       (0.05)

Weighted Average Shares outstanding            7,430,045                                    8,105,045



eCOMeCOM.COM, INC. AND SUBSIDIARY, STAR DOT MARKETING, INC.
PROFORMA CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS COMBINATION

The Company is negotiating the purchase of Star Dot Marketing, Inc. (SDMI). The transaction is expected to be recorded as a pooling of interest. The Company will exchange 675,000 shares of its $.0001 par value common stock for all of the outstanding shares of SDMI.

SDMI is a turn-key provider of a complete line of guaranteed authentic, hand-signed sports memorabilia and other related sports products. SDMI specializes in product design and creation, with a particular emphasis on presentation concepts, including unique layouts, customized display cases, personalized engraving and matting and framing. Products are marketed and sold domestically and internationally under the trademarks and trade names "Treasures of Sports" and "Treasures of the Diamond."

SDMI's primary distribution and sales strategy to date has centered on the development of joint sales agreements with professional sports franchises. Key pro team clients include the San Francisco Giants, Los Angeles Dodgers, Detroit Tigers and Baltimore Orioles of Major League Baseball and the Golden State Warrior and Detroit Pistons of the National Basketball Association. SDMI has also forged a vital client relationship with ARAMARK, one of the nation's largest sports arena and stadium concessionaires, offering product for sale at Oriole Park at Camden Yards - home field of the Baltimore Orioles
- and at the Pittsburgh Civic Arena - home ice for the Pittsburgh Penguins.

SDMI offers the same range of products through the national service organization, Les Concierges, and wholesales to a limited but growing number of local and regional retailers.

Most recently, SDMI began creating specialty products for corporations and businesses to use as corporate gifts, awards, premiums and employee incentives. Products signed by the world's greatest athletes are merged into unique design and display concepts and can be made to incorporate company names, logos and slogans to create "branded impressions" that are treasured by recipients and proudly displayed in the home or office.

SDMI works directly with professional athletes, their respective agents and select number of promoters to obtain only guaranteed authentic signatures and products. All products are backed by a money-back guarantee.

SDMI has created a unique product marketing and tracking system to ensure the authenticity and integrity of each and every product it offers and is hopeful to introduce and process and the technology supporting it within the calendar year 2000.

NOTE 2 - BASIS OF PRESENTATION

The Company's unaudited proforma consolidated financial statements have been prepared in accordance with generally accepted accounting principles for proforma financial information and pursuant to the instructions to Form S-1 and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Proforma operating results for the six month period ended November 30, 1999 and for the years ended May 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the nine month periods ended February 29, 2000 and February 28, 1999 and the Form 10-KSB for the fiscal year ended May 31, 1999.

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

eCom eCom SuperHUB and B2B Plus Services
----------------------------------------

Prior to the end of the current quarter, we launched a redesigned website at www.ecomecom.com that presented the on-line services of the eCom eCom SuperHUB and B2B Plus programs. The SuperHUB is a marketplace with multiple venues designed for business to consumer, business to business and person to person Internet trading. B2B Plus is focused on business to business website design, maintenance and marketing services.

Although the SuperHUB and B2B Plus are separate operating units, they provide complementary services designed to facilitate web business development. B2B Plus is a package of on-line tools and professional resources that enable the entrepreneur who is not necessarily web-savvy to establish and promote his business on the Internet. We have entered into a partnership with iTool.com that allows us to license iTool software to provide the infrastructure for B2B Plus. After our client's on-line business is established, the SuperHUB provides a portal to funnel traffic to the business within a marketplace that includes an on-line mall in addition to auction, barter and classified ad venues. The mall currently is an entrance to over seventy-five stores including prominent merchants such as Disney, Hallmark, eToys, The Sharper Image and Office Max. New web businesses receive equal billing with established retailers when the customer searches the mall.

Star Dot Marketing
------------------

On January 21, 2000 we entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI") which provides for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc. ("ECOM") in exchange for 675,000 shares of our common stock. It is currently anticipated that the transaction will close before the end of April 2000.

SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises including the San Francisco Giants, Los Angeles Dodgers, Detroit Tigers, Baltimore Orioles, Golden State Warriors, Detroit Pistons and Pittsburgh Penguins. SDMI also creates specialty products for businesses to use as gifts, awards, premiums and employee incentives.

We intend to use the same marketing and sales program for SDMI products as we have developed for our paintball products. This program includes both a related website as well as a toll-free number.

Subsequent Event
----------------

On April 10, 2000 we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The registration statement provides for the resale of up to 4,810,000 shares of ECOM's common stock by a selling shareholder. The offering will constitute new financing for ECOM as ECOM, while it will not directly receive any of the proceeds of the offering, will receive proceeds from the initial sale of the securities to the selling shareholder.

Results of Operations
---------------------

   Comparison of the nine months ended February 29, 2000
     with the nine months ended February 28, 1999
   -----------------------------------------------------

Revenue for the nine month period ended February 29, 2000 was $1,379,444 compared to $135,078 of revenue recorded during the same period of the prior year. This increase, equivalent to over 900%, was created by expansion of our paintball business. During the prior period, production of the Viper M1 paintball marker was stifled by the inability of our primary subcontractor to assemble the markers in sufficient quantities to satisfy demand. With production transferred to in-house facilities, this problem was solved, allowing us to meet a demand that is accelerating as a result of our advertising efforts. The success of our advertising program stems from use of the 1-800-paintball toll-free telephone number acquired early in 1999. Our advertising copy promotes use of the number in addition to use of our web site at www.800paintball.com.

During this start-up period of the 800-paintball program, we have relied on other paintball distributors for procurement of paintball products other than the Viper. With the growth in volume, we have begun negotiations directly with manufacturers which will allow us to reduce our cost of sales and increase gross profit margins. Although our gross profit increased from $55,169 in the prior period to $95,027 in the current period, this represented a decline in gross profit margin from 41% of sales in the prior period to 7% in the current period.

A portion of the decline in gross profit resulted from recording costs related to the electronic hosting of our web sites within current period cost of sales. Our e-commerce web sites began operating in late April 1999 with use of the sites available without charge. Significant revenues from these sites will develop only after the funds needed for promotion of our new e-commerce programs, the eCom eCom SuperHUB and eCom eCom B2B Plus, are received through our financing activities.

Sales and marketing expenses have increased by $585,255, or 882%, primarily as a result of the implementation of test marketing for our e-commerce programs plus the addition of personnel for customer service to support the sale of paintball products. Product development expense of $421,154 incurred in the current period ($0 in the prior period) results from our efforts to develop and refine our e-commerce properties. General and administrative expenses have risen $424,622, or 374%, as the result of additional salaries, consulting, and professional fees associated with our Company's overall growth. Depreciation and amortization expense increased $22,090, or 82%, primarily as the result of the addition of computers and related electronic hardware. Interest expense is down slightly as the result of less interest bearing debt outstanding.

Our developmental activities and the related expenditures resulted in a net loss of $1,575,514 in the current year-to-date period compared to a loss of $163,354 in the same period of the prior year.

   Comparison of the three months ended February 29, 2000
     with the three months ended February 28, 1999
   ------------------------------------------------------

Revenue grew to $927,873 during the three-month period ended February 29, 2000 compared to $81,092 of revenue recorded during the same period of the prior year. This represented an increase of over 1000% compared to the prior year quarter. Increases in cost of sales and operating expenses, consistent with the description in the year-to-date comparison above, created a net loss of $754,837 in the current quarter compared to $40,872 in the prior year period.

Liquidity and Capital Resources
-------------------------------

At February 29, 2000, current assets totaled $493,808 compared to $296,654 at the end of the prior fiscal year. Increases of $204,214 in inventories and $59,754 in prepaid license fees and insurance offset decreases in cash and accounts receivable. A $60,775 reduction in cash resulted from the Company's net loss year-to-date. Current liabilities grew from $236,620 at the prior year end to $847,010 at the end of the current period. This growth primarily resulted from an increase of $599,597 in accounts payable and accrued expenses, an increase created by the growth in inventories and operating expenses.

Net cash used by investing activities increased $43,652 due to the addition of computer hardware and related electronic equipment.

Net cash provided by financing activities consists of loans from stockholders, which bear no interest, and capital contributions recorded from the private sale of restricted stock.

The Company continues to be reliant upon the combination of revenues, loans from stockholders and capital contributions to fund operations. The Company has not generated any profits from its existing operations and continues to incur substantial costs related primarily to development and maintenance of its e-commerce web sites. The Company's continued existence is dependent upon its ability to secure financing or its ability to generate sufficient cash flows through operations to meet its operating costs and repay current obligations as they come due. In April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy a number of the Company's shares of common stock, subject to restrictions (the "Put Option"). The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put, and the number of the shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. In regard to registration as discussed above under "Subsequent Event," the Company can make no assurances that it will be successful in registering the subject shares or that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues, including advertising and promotion of both its e-commerce web site and paintball products, will be substantially limited. Should the Company be unable to obtain continued funding from existing shareholders or under the terms of the Put Option agreement, its operations may be adversely affected.

                         PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

ITEM 2.  Changes in Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At its annual shareholders' meeting held on February 17, 2000, the shareholders of the Company voted to appoint Wieseneck, Andres & CO., P.A. as the Company's independent accountants replacing the Company's prior independent accountants, Hafer & Gilmer, P.A. who were dismissed as of such date. The decision to elect a new accounting firm was recommended by the Company's Board of Directors in order to access the resources provided by an accounting firm with a more extensive practice servicing publicly held companies. The following directors were elected to serve one-year terms:
David J. Panaia, Gerald V. Bergman, Gerald V. Bergman and Elling J. Myklebust.

ITEM 5.  Other Events.

None

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

EXHIBIT
NUMBER      DESCRIPTION                     LOCATION
-------     -----------                     --------

 27         Financial Data Schedule         Filed herewith electronically


      (b) Reports on Form 8-K:

          Form 8-K, dated January 21, 2000 reporting on Item 5 "Other Events"

          Form 8-K, dated February 17, 2000 reporting on Item 4 "Changes in Registrant's Certifying Accountant"

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              ecom ecom.com, inc.




April 13, 1999                By: /s/ David J. Panaia
                                  David J. Panaia, Chief Executive Officer
                                   and Principal Financial Officer