Form 10KSB
period 2000-05-31
ECOM ECOM COM INC
filed 2000-09-13
CIK 1000459

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  DC  20549

                             FORM 10-KSB

            Annual report pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

              For the fiscal year ended:  May 31, 2000
                                          ------------

                Commission File Number   33-96638-A
                                         ----------

                             ecom.ecom.com, inc.
       -----------------------------------------------------------
       (Name of Small Business Issuer as specified in its charter)

               Florida                                65-0538051
 -------------------------------           ---------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

        3801 PGA Boulevard, Suite 1000
        Palm Beach, Florida                                   33410
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip code)

   Registrant's telephone number, including area code:  (561) 622-4395
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Registrant's revenues for its most recent fiscal year were $3,332,858.

As of May 31, 2000, there were 14,885,675 shares of the registrant's $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format Used  (Check one) Yes   No  X

                              TABLE OF CONTENTS


                                                                    PAGE

                                    PART I

Item 1.     Business of the Company ..............................    4

Item 2.     Properties ...........................................   12

Item 3.     Legal Proceedings ....................................   12

Item 4.     Submission of Matters to a Vote of Security Holders ..   12

                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters ..................................   13

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................   13

Item 7.     Financial Statements .................................   20

Item 8.     Disagreements on Accounting and Financial Disclosures.   21


                                  PART III

Item 9.     Directors and Executive Officers of the Registrant ...   22

Item 10.    Executive Compensation ...............................   25

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management ................................   26

Item 12.    Certain Relationships and Related Transactions .......   26

Item 13.    Exhibits, Financial Statements and
            Reports on Form 8-K ..................................   29

            Additional Information* ..............................   31

            Signatures ...........................................   32


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

                                    PART I

ITEM 1.  BUSINESS OF THE COMPANY

     eCom eCom.com, Inc. ("ECOM") and its direct and indirect wholly-owned subsidiaries, US Amateur Sports Company ("USASC"), USA Performance Products, Inc. ("USAPP") and Star Dot Marketing, Inc. ("SDMI"), combined, are usually referred to as "we", "us" or "ECOM". We are located at 3801 PGA Boulevard, Suite 1001, Palm Beach Gardens, Florida 33410, and our telephone number is
(561) 622-4395.

      We provide the e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. Built on this infrastructure, the eCom eCom SuperHUB is an on-line marketplace with multiple venues designed for business to consumer, business to business and person to person Internet trading. Our B2BPlus services focus on website design, maintenance and marketing services for small businesses. Our mission is to make it possible for start-up, small and home-based businesses to compete within an e-commerce market that is projected by Forrester Research to top $1.3 trillion by the year 2003.

     ECOM is the parent of US Amateur Sports Company (USASC), which in turn is the parent of USA Performance Products, Inc. (USAPP). USASC owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997, when it was broadcast to over 40 million households; the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, a developmental project. USA SportsNet is planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations. It currently offers the NAYSI on-line correspondence course for those who volunteer to coach youth sports. USAPP manufactures and distributes paintball guns and accessories, and served as a test model for our e-commerce business concepts.

     ECOM also is the parent of Star Dot Marketing, Inc. (SDMI) which was acquired on May 31, 2000 through the exchange of 675,000 shares of ECOM common stock for all of the outstanding stock of SDMI. SDMI offers a complete line of guaranteed authentic, hand-signed sports memorabilia and other sports products.

     We were incorporated on June 14, 1994 in the State of Florida and were originally named US Amateur Sports, Inc. ("USAS"). Our initial plans included the development of a sports complex dedicated to amateur athletes and the development of a sports training and fitness complex. We were unable to raise sufficient capital to develop these concepts. However, the marketing program proposed to promote the business of these concepts included use of the Internet based on early recognition of the marketing power inherent in this medium and the low cost of entry. In seeking to capitalize on use of the Internet, our management proposed to develop the USA SportsNet concept. We also acquired rights to the Viper M1 paintball marker and related assets with the intention to market paintball products over the Internet. This led to formation of the USAPP subsidiary.

     Our experience in marketing the Viper M1 over the Internet confirmed our management's belief that focus on electronic commerce would provide the greatest opportunity for future development of our business. On January 27, 1999, we changed our name to eCom eCom.com, Inc. in the belief that this name more accurately reflects the nature of our intended core business, electronic commerce. US Amateur Sports Company then became a wholly-owned subsidiary of ECOM, and USA Performance Products, Inc. became a wholly-owned subsidiary of US Amateur Sports Company. In addition, the assets of the USA SportsNet business unit were transferred into US Amateur Sports Company.

     The purpose of these changes was to provide a structure that would maximize our ability to pursue certain e-commerce concepts that extend beyond the amateur sports market.

     Investors are warned that our business strategy includes a novel use of the Internet, and despite the recent success of other Internet-related companies, there can be no assurance that we will be successful.

Electronic Commerce

     The Internet is growing to become a part of everyday life in the world of commerce. Our strategy is to capitalize on the need to facilitate commerce through the use of the Internet. This strategic emphasis has caused our company to evolve into three operating units. The ECOM ECOM SuperHUB is a marketplace with multiple venues designed for business to consumer, business to business and person to person Internet trading. "B2B Plus" is focused on business to business website design, maintenance and marketing services. A third unit is comprised of the operations of US Amateur Sports Company and its subsidiaries.

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

     In many cases, our clients require customized services that are not included in our basic B2B Plus program. In such cases, these services can be provided under negotiated contracts. For example, such customized services are being provided under agreements with our client, eWebPEO.com ("EWEB"), that were signed in March and April 2000. ECOM entered into two one-year consulting agreements with EWEB. The first agreement directs ECOM to provide its skill, experience, background and expertise to assist EWEB with the implementation of its Internet presence through the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, establishing a brand identity and presence, and the development and implementation of an effective Internet marketing campaign. The second agreement is similar, but it directs ECOM to design and create a specialized on-line data base. As compensation for the services provided under the agreements, ECOM has received a total of $150,000 in cash which was recorded as unearned revenue at May 31, 2000 and will receive a total of 1.5 million shares of EWEB's $.0001 par value common stock.

     The combined Internet venture resources of B2B Plus, the SuperHUB and our customized services enable us to fulfill our motto, "B2B from A to Z. No experience needed."

B2B Plus Services

     B2B Plus is designed to simplify the process of establishing and operating a web business by leading the business client through step-by-step instructions to develop his website and draw customers to his virtual store. The new site can be hosted on the ECOM ECOM domain, or we can assist our client to register a unique domain address (URL) that can be hosted on our server. The client chooses between our Fast Start Up Program (FSU) or our more comprehensive e-Connect Program (e-Connect).

     FSU is available for business owners who wish to create a web presence quickly with minimal cost. The following services are provided for an annual charge of $99:

  * Creation of a web page with a unique URL and e-mail address or with a direct link to the client's existing URL.

  * Right to unlimited use of the SuperHUB's auction, classified and barter venues and a one-year listing in the SuperHUB's searchable directory.

  * Access to the B2B Plus resource page which provides helpful information such as an advertising guide, state tax information, travel resources, etc.

For a base fee of $89 per month (with additional charges assessed when the client opts for certain value-added services), e-Connect combines the features of FSU with the powerful web-based tools of the iHOST Pro Site Wizard. The client receives:

  * Sophisticated website development tools with customized colors, graphics and logos.

  * Browser-based storefront construction with the ability to add products individually or import a large number of products from existing databases.

  * Shopping cart and secure credit card transactions with real time authorization.

  * Submission to listings and search engines using key words and key word searching to facilitate user interaction with the site.

  * Use of back-office software for product management and fulfillment support.

  *   Graphical site usage reports.

  * Editing capability to dynamically manage text, images and page organization.

After construction of the on-line business has been completed, our client is eligible to join other merchants in the SuperHUB's on-line mall.

ECOM ECOM SuperHUB

     The SuperHUB is a marketplace composed of a merchant mall and an auction site combined with venues for advertising and trading through classified ad and barter formats. A multi-purpose facility, the SuperHUB serves as a portal to bring traffic to a site structured to accommodate trade between businesses
(B2B), between businesses and consumers (B2C) and between consumers themselves
(C2C). Trading through the auction, classified and barter sites is free to all, a feature intended to increase consumer traffic.

     Placement in the ECOM ECOM SuperHUB Merchant Mall is a significant benefit to new web businesses. The mall currently is an entrance to over sixty-five stores including prominent merchants such as Disney, Hallmark, eToys, The Sharper Image and Office Max. (Through our affiliate program, we receive a percentage of any sales generated when customers patronize participating mall stores.) The mall provides visitors with a search engine and a directory for easy navigation. New web businesses receive equal billing with established retailers when the customer searches the mall. This levels the "e-commerce playing field" in a way that can never be accomplished in traditional retail outlets.

     Use of the auction, classified and barter sites is an added benefit to our merchant clients. The auction site allows anyone with a personal computer to reach potential buyers all over the world to auction off any item to the highest bidder. To auction an item, the seller selects the product category in which he would like the item listed. He can then insert scanned or electronically downloaded photographs of the item plus descriptive text. The seller may optionally elect enhanced selling features, such as bold item headings, for a nominal fee. The auction format is then selected, ranging from the traditional English auction procedure, in which "reserves" (similar to minimum bids) are allowed, to a Dutch auction format, commonly used for selling quantities of like items wherein the items are sold for a single "market" price which is determined using a bid format.

     The classified ad and barter venues are bulletin boards with a world-wide reach, an obvious advantage for the seller who does not wish to restrict the geographical scope of his market to the area of distribution provided by a newspaper. With the growing cost of newsprint advertising, these venues provide an attractive advertising alternative.

     Our new website offering the services of B2B Plus and the ECOM ECOM SuperHUB was launched at www.ecomecom.com on February 29, 2000. Preliminary advertising to promote the FSU program has appeared in PC World magazine and in the in-flight magazines of several major airlines. A major portion of the capital received from our investment agreement with Swartz Private Equity (See "Swartz Agreement" in Part II, Item 6.) will be used to buy advertising space in all media, but we plan to place a heavy emphasis on television. However, this advertising support will be secondary to the development of a national sales organization to sell our services the way television and radio sell advertising. This effort will be led by Charles Hansen who has been named ECOM's Chief Executive Officer following more than twenty-five years of experience in media and the television industry.

US Amateur Sports

     US Amateur Sports Company (USASC) is a wholly-owned subsidiary of eCom eCom.com, Inc. USASC holds several developmental assets and is the parent to our wholly-owned subsidiary, USA Performance Products, Inc.

     USA Performance Products

     USA Performance Products, Inc. (USAPP) was incorporated in the State of Florida on January 20, 1998 to manufacture and distribute paintball guns and accessories. Through USAPP we introduced the Viper M1, a durable, mid-priced paintball gun with high-priced features, and then used the business unit as an internal test model for our e-commerce concepts.

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

     We initially subcontracted the manufacture and assembly of the Viper M1 paintball products to a company that proved to lack the capacity to produce the paintball marker in quantities sufficient to meet demand. In 1998, we leased approximately 6,000 square feet of commercial space in Riviera Beach, Florida. The creation of an in-house production capability has allowed us to grow to meet demand for the marker.

     Having demonstrated the ability to manufacture the product in-house, our advertising was expanded in mid-1999 to increase penetration of this segment of the paintball market. To date, the majority of Viper M1 sales have been through our e-commerce program. However, we have also contracted for advertising in the leading paintball-related magazines and trade journals.

     The popularity of paintball has created a market for equipment, accessories, clothing and protective gear. To respond to this opportunity, we linked the power of toll-free telecommunications with the global reach of the Internet. In mid-1999, we implemented the use of the toll-free telephone number, 1-800-PAINTBALL, and the Internet address, www.800paintball.com, which leads to USAPP's paintball website. Use of the advertising advantages inherent in the combination of these two forms of electronic commerce has led to an increase in paintball sales from $228,613 in the year ended May 31, 1999 to $2,862,266 in the current year ended May 31, 2000.

     Other US Amateur Sports Assets

     USA SportsNet is an Internet portal that is intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities.
Through USA SportsNet, scores, standings, schedules and highlights of local amateur athletic competitions can be posted free of charge by any community recreation department, youth league or school. Local organizations can use the site to sell advertising to raise funds for their programs. This local information is intended to appear adjacent to features of interest to athletes everywhere within a sports meeting place that offers a resource never available before. An online correspondence course provides youth sports organizations with a convenient and cost-effective means of ensuring that volunteers are qualified to coach young athletes. Those aspiring athletes will be able to learn how to throw a curve ball, receive tips from the pros, find the best deals on sports equipment, and even view film of their own sports achievements.

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

     The All American Bowl is a high school football all-star game, last played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation and promises to serve as an effective promotional vehicle for our Internet concepts.

     Major sponsors of the 1997 All American Bowl included Coca-Cola, Adidas and Schutt Sports. We think that the very positive response to the game in 1997 is an indication that this event has the potential to attract sufficient sponsorship in the future to contribute to Company profitability. However, we now view the game as a special component of our future marketing programs rather than as a separate profit center.

     ProCard/ComCard is a prepaid telephone card concept with features geared to the youth market. Designed to be marketed through youth sports organizations, the ProCard is programmed with speed-dial numbers to quickly reach family members and other important emergency contacts, such as the family doctor, in the event of injury. Mailboxes can be speed-dialed to access emergency medical information such as blood type, allergies and special medical conditions. The accompanying ComCard is retained by parents to control the speed-dial numbers programmed into the ProCard. We plan to incorporate the ProCard/ComCard concept in the programs promoted through USA SportsNet.

Star Dot Marketing

     On January 21, 2000 we entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI") which provided for the transfer of all the outstanding Common Stock of SDMI to ECOM in exchange for 675,000 shares of our Common Stock. The acquisition was closed on May 31, 2000.

     SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand-signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises including the San Francisco Giants, Los Angeles Dodgers, Detroit Tigers, Baltimore Orioles, Golden State Warriors, Detroit Pistons and Pittsburgh Penguins. SDMI also creates specialty products for businesses to use as gifts, awards, premiums and employee incentives.

     We intend to use the same marketing and sales program for SDMI products as we have successfully used for our paintball products. This program includes both a related website and a toll-free telephone number.

Competition

     The explosive growth of the Internet and electronic commerce has created unparalleled opportunity for the web entrepreneur. With the widespread recognition of this opportunity, the competition for a share of this huge developing market is extremely strong. In fact, it is this competitive atmosphere that gives birth to the concept of the complementary services of the eCom eCom SuperHUB and B2B Plus. Our mission is to enable start-up, small and home-based businesses to compete in the e-commerce market.

     In providing these services, we currently or potentially compete with many other companies. There are a considerable number of companies that market web creation, maintenance and marketing services to other businesses. These other companies include such well-established competitors as Yahoo! which offers tools for do-it-yourself website creation. Some offer free e-commerce sites such as Bigstep.com. Bcentral.com offers business advice and services. VerticalNet is the leader in industry-specific business hubs.
There are many other companies that offer a site or a service that competes with an individual component of the SuperHUB and B2B Plus programs. For example, eBay, Amazon.com and numerous smaller auction sites compete with the auction venue of the SuperHUB. America Online, Lycos and Microsoft offer business-to-consumer trading services and classified ad services. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in these online markets. We are not aware of any competitors presently that focus on the small business segment of the e-commerce market and that provide the complete package of resources and services offered by our programs. However, it is likely that, in the future, increased competition will develop within this market sector.

     The principal competitive factors in the e-commerce market include financial strength, volume of transactions and selection of goods, community cohesion and interaction, system reliability, customer service, reliability of delivery and payment by users, brand recognition, website convenience and accessibility, level of service fees and quality of search tools. All of these factors must be satisfactorily addressed in order for us to compete successfully. Because our market includes businesses owned by entrepreneurs who are not web-savvy, we intend to distinguish our services by providing a high level of customer service. For example, while some competitors provide on-line tools for website creation, the aspiring web entrepreneur typically is left on his own to struggle with the details of implementation. In contrast, we intend to "hold the hand" of our client merchants to guide them through the creative process. To build the strong customer service department that will be needed, to advertise our services and gain brand recognition, to build a national sales organization and to promote our site to draw traffic into the SuperHUB will require considerable financial resources. To address this need, we entered into an Investment Agreement with Swartz Private Equity, LLC. (See "SWARTZ AGREEMENT" in Part II, Item 6.)

     Within the paintball market, we have established a competitive advantage by acquiring the toll-free number 1-800-PAINTBALL coupled with the 800paintball.com URL. However, there are a substantial number of known production paintball markers, in addition to custom-made markers, that are presently in the marketplace. These compete directly with the Viper M1. Some of the major competitors include Brass Eagle (formerly Daisy Manufacturing), Tippman, Kingman, WORR Products and Air Design. We know of three major distributors that compete with us in the distribution of other paintball products including National Paintball, 888 Paintball and Pursuit Marketing, Inc. All of these companies have been established longer than we have, and some of the companies may be better funded than we are.

     Competition within the sports memorabilia sector is intense. Some of the primary competitors within the market, such as Upper Deck Authenticated, Athlon Sports and Steiner, are larger, have been established longer and are better funded than Star Dot Marketing. We will continue to grow by expanding our present pro team accounts and by adding new pro team clients. In addition, we plan to apply the same e-commerce concepts to Star Dot that have been successful in driving the growth of our paintball business. These concepts include the adoption of a toll-free telephone number with a corresponding website address that is memorable to give Star Dot an advertising advantage.

     In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm our business. New technologies may increase the competitive pressures by enabling our competitors to offer a lower cost service or product. Web-based applications that direct Internet traffic to certain websites may channel potential visitors to trading services that compete with ours. Whether we are able to compete successfully will depend on our ability to anticipate and respond in a timely and appropriate manner to these changes.

ITEM 2.  PROPERTIES

     We do not own any real property.

     USA Performance Products, Inc. leases approximately 5,720 square feet of office and warehouse space located at 8125 Monetary Drive, Suite H-4, Riviera Beach, Florida. This space provides facilities for the manufacture and warehousing of our paintball products. We expect that we will require additional space to accommodate the growth of our paintball business by the expiration of the current lease on June 30, 2001. Our rent in the final year of this three-year lease is $3,300 per month.

     The corporate offices of eCom eCom.com, Inc. are housed in approximately 1,500 square feet of space at 3801 PGA Boulevard, Suite 1001, Palm Beach Gardens, Florida. This space is leased on a month-to-month basis at a rental rate of approximately $4,200 per month.

     Star Dot Marketing, Inc. maintains office and warehouse facilities in approximately 1,550 square feet of space located at 133 Kearny Street, Suite 300, San Francisco, California. The month-to-month lease of this space provides for a monthly rental payment of $2,595. However, the landlord has proposed an increase in the monthly rental amount to $4,216 effective September 1, 2000, with an increase to $4,991 on January 1, 2001. Although Star Dot Marketing's present location is advantageous for servicing the venues provided by the San Francisco Giants, Star Dot's single largest revenue-producer, we are evaluating the cost effectiveness of maintaining a presence at this location.

     All of our office and warehouse facilities are leased pursuant to written agreements with unaffiliated parties.

     We maintain inventories that consist principally of paintball-related merchandise and sports-related memorabilia. We own tools, dies and fixtures for the manufacture of paintball products. Other properties consist of computer hardware and software and furniture, fixtures and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     We are not involved in any litigation and the officers and directors are aware of no threatened or pending litigation that would have a material, adverse effect on ECOM.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its annual shareholders' meeting held on February 17, 2000, the shareholders of the Company voted to appoint Wieseneck, Andres & Co., P.A. as the Company's independent accountants replacing the Company's prior independent accountants, Hafer & Gilmer, P.A. who were dismissed as of such date. The decision to elect a new accounting firm was recommended by the Company's Board of Directors in order to access the resources provided by an accounting firm with a more extensive practice servicing publicly held companies. The following directors were elected to serve one-year terms:
David J. Panaia, Gerald V. Bergman, Thomas DeRita, Jr. and Elling J.
Myklebust.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     (a)  Market for Common Equity

     The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California is the lead market maker for the stock.

     The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2000:

               Quarter Ended           High           Low

                  5/2000               $5.375       $1.500
                  2/2000                6.593         .937
                  11/1999               3.000         .968
                  8/1999                6.437        2.000

     These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b)  Security Holders

     The Company has approximately 5,000 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

Overview

     The year ended May 31, 2000 was marked by the transition of our Company into a period of significant revenue generation. The year was also characterized by the continued evolution of our e-commerce concepts and related properties. The application of these concepts to our paintball business boosted our revenues and proved the validity of our approach to building a successful on-line business. On-line trading venues created after the restructuring of our Company last year were enhanced by additional e-commerce tools this year. They were then molded into comprehensive e-commerce programs made available to small businesses who need a simplified, cost-effective way to expand to the Internet.

     This continued evolution resulted in the formation of three operating units: eCom eCom B2B Plus, eCom eCom SuperHUB and US Amateur Sports Company. To this we added through acquisition a business that specializes in sports memorabilia, Star Dot Marketing, Inc. We believe that we are structured for significant growth in revenues by continuing to strengthen paintball sales, by building Star Dot's business using the same e-commerce concepts that have made our paintball business grow so rapidly, and by promoting the services of B2B Plus and the Super HUB.

Electronic Commerce

     The B2BPlus program and the SuperHUB provide complementary services to support new web entrepreneurs. B2BPlus is a package of on-line tools and professional resources to help business people who are not web-savvy put their business on the Internet. Their business then has a home in our SuperHUB.
The SuperHUB is an e-commerce marketplace that funnels traffic to participating merchants. Visitors shop in an on-line mall in addition to auction, barter and classified ad sites.

     In many cases, our clients will require customized services that are not included in the basic B2B Plus program. In such cases, we provide these services under negotiated contracts such as our agreements with eWebPEO.com, Inc. (See "eWebPEO.com" below.) The combined resources of B2Bplus, the SuperHUB and our customized services enable us to fulfill our motto: "B2B from A to Z. No experience needed."

     eCom eCom B2BPlus

     The B2BPlus program makes it simple for anyone to engage in e-commerce by offering cost-effective ways to establish and operate an Internet company. Most small businesses have limited resources and need a simple, expedient and inexpensive way to get on the Internet. In March 2000, we entered into a partnership with iTool.com that allows us to license iTool software to provide the infrastructure for B2B Plus. The addition of this software to our on-line services enables us to offer our clients two options, Fast Start Up and e-Connect, to get their Internet businesses up and running.

     The Fast Start Up program is a quick, economical way for a small business to establish its presence on the Web. For $99 per year, a web page is created for the business. The business then is automatically included in our Merchant Mall and has unlimited use of our classified, barter and auction venues to advertise and promote their products and services.

     The e-Connect program offers a full gamut of e-commerce enabling products and services. It combines the features of our Fast Start Up program with other tools needed to compete with larger, more-established companies. These include web hosting and maintenance, secure payment and order processing, custom application and online storefront development, marketing, advertising, technical and administrative support, customer acquisition and order fulfillment. In addition, clients have access to tips and other information designed to help them succeed in the e-commerce marketplace. The cost of the e-Connect program starts at $89 per month.

     eCom eCom SuperHUB

     The SuperHUB is an e-commerce marketplace, a shopping portal that brings sellers and buyers together. Buyers can browse and search for money-saving deals on merchandise in storefronts located in the Merchant Mall. Merchants can share mall space and Internet traffic with top brand name affiliates such as Disney, Hallmark, eToys, The Sharper Image and Office Max. New web businesses receive equal billing with established retailers when the customer searches the mall. The SuperHUB provides four ways to buy and sell merchandise through storefronts, online auctions, barter and classified ad formats. We believe we are the only e-commerce shopping portal to offer all of these options.

US Amateur Sports Company

     US Amateur Sports Company is a wholly-owned subsidiary of eCom eCom.com, Inc. US Amateur Sports holds several developmental assets and is parent to the wholly-owned subsidiary, USA Performance Products, Inc.

     Paintball

     USA Performance Products manufactures and distributes paintball guns and accessories. Manufacturing is limited to production of the Viper M1, a durable, mid-priced paintball gun with high-price features. After the introduction of the Viper M1, we used the business unit as an internal test model for our e-commerce concepts. Paintball magazines provide the primary venue for advertising within the industry, but our reliance on this medium has been reduced by the success of our websites. In fact, the success of our web marketing efforts generated a demand for the Viper M1 product line that exceeded our manufacturing resources.

     During the prior fiscal year, we moved production of the Viper M1 from a subcontractor to in-house facilities. Although this created a period of manufacturing down-time, it has allowed us to expand our production capabilities so that we now are able to satisfy current demand.

     During the third quarter of the 1999 fiscal year, we acquired the toll-free telephone number 1-800-PAINTBALL and the Internet domain name 800paintball.com. The use of these marketing tools enabled us to sell other manufacturers' products in addition to our own, thus making us a distributor and significantly expanding the scope of our paintball business. Following the introduction of these two forms of electronic commerce at the beginning of the current fiscal year, paintball sales have grown from $228,613 in fiscal 1999 to $2,862,266 in the current year. To date, substantially all of our revenues exclusive of those generated by Star Dot Marketing have come from the sale of paintball products.

     Other Assets

     USA SportsNet is an Internet portal intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. It will include a site to post scores, standings, schedules and highlights of local amateur athletic activities free of charge. We believe that the USA SportsNet concept will draw heavy traffic from the huge amateur athletic market and the merchants who cater to this market. We then expect to generate revenue from advertising in addition to the sale of products through the website. Development of USA SportsNet was deferred in order to focus on the SuperHUB and B2B concepts.

     The All American Bowl is a high school football all-star game last played in 1997 when it was broadcast to over 40 million households. The game showcases the top college football recruits in the nation and promises to serve as an effective promotional vehicle for our Internet concepts.

     ProCard/ComCard is a prepaid telephone card concept with special features geared to the youth sports market. Along with the All American Bowl, we believe the card will be a useful tool in our corporate marketing program.

Star Dot Marketing

     ECOM entered into a stock exchange agreement with Star Dot Marketing, Inc.(SDMI) on January 21, 2000 which was subsequently closed on May 31, 2000. The agreement gave the stockholders of SDMI 675,000 shares of ECOM's restricted common stock in return for all of the outstanding stock of SDMI. The transaction was accounted for as a pooling of interest, so the financial statements at May 31, 2000 and 1999 reflect the combined assets, liabilities, stockholders' equity and operations of both companies.

     SDMI is a turn-key provider of a complete line of guaranteed authentic, hand-signed sports memorabilia and other related sports products. SDMI specializes in product design and creation, with a particular emphasis on presentation concepts, including unique layouts, customized display cases, personalized engraving and matting and framing. Products are marketed and sold under the trademarks and trade names "Treasures of Sports" and "Treasures of the Diamond."

     Guaranteed authentic signatures and products are procured directly from professional athletes and their agents. All products are backed by a money-back guarantee. SDMI also creates specialty products for businesses to use as corporate gifts, awards, premiums and employee incentives by merging the memorabilia into unique display concepts.

     SDMI's primary distribution and sales strategy to date has centered on the development of joint sales agreements with professional sports franchises. Key pro team clients include the San Francisco Giants, Los Angeles Dodgers, Detroit Tigers and Baltimore Orioles of Major League Baseball and the Golden State Warriors and Detroit Pistons of the National Basketball Association. SDMI also has a client relationship with ARAMARK, one of the nation's largest sports arena and stadium concessionaires, offering product for sale at Camden Yards, home field of the Baltimore Orioles, and at the Pittsburgh Civic Arena, home ice for the Pittsburgh Penguins.

     Although we expect that SDMI will be able to expand its sales through existing outlets and new professional sports venues, we acquired SDMI with the intention of using the same marketing and sales program for SDMI products that we developed for our paintball products. This includes the development of an SDMI website with an Internet address that corresponds to an easily-remembered toll-free telephone number.

eWebPEO.com

     During March and April 2000, ECOM entered into two one-year consulting agreements with eWebPEO.com, Inc.("EWEB"). The first agreement directs ECOM to provide its skill, experience, background and expertise to assist EWEB with the implementation of its Internet presence through the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, establishing a brand identity and presence, and the development and implementation of an effective Internet marketing campaign. The second agreement is similar, but it directs ECOM to design and create a specialized data base for maintenance of human resource and employee benefit information peculiar to the Professional Employer Organization (PEO) industry.

     PEO's relieve business clients from the administrative burdens of payroll processing, workers compensation, employee benefits administration and other worker-related functions through a co-employment arrangement. EWEB intends to provide an on-line marketplace that matches PEO's with prospective business clients in a competitive environment.

     As compensation for the services provided under the agreements, ECOM has received a total of $150,000 in cash which was recorded as unearned revenue at May 31, 2000 and will receive a total of 1.5 million shares of EWEB's $.0001 par value common stock.

Swartz Agreement

     On May 13, 1999, we entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC. In July 1999 we signed an Amended and Restated Investment Agreement with Swartz. Pursuant to the terms of the Investment Agreement, we may, at our sole discretion and subject to certain restrictions, periodically sell ("Put") shares of ECOM's Common Stock for up to $30,000,000 upon the effective registration of such Put shares and continuing for a period of thirty-six months thereafter. The Investment Agreement allows us to sell Common Stock to Swartz at times which we decide are advantageous. The Investment Agreement is not a debt instrument. Any Put exercised by us is the sale of Common Stock and not a loan.

     On April 10, 2000, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The registration statement was declared effective by the Commission on April 28, 2000 which allows ECOM to exercise its rights under the Investment Agreement. Additional details regarding the Investment Agreement can be obtained by review of the registration statement.

Comparison of Results of Operations

     Year Ended May 31, 2000  vs. Year Ended May 31, 1999

     Revenue for the year ended May 31, 2000 was $3,332,858 compared to $770,616 of revenue recorded during the same period of the prior year. These numbers include the accounts of Star Dot Marketing, Inc.(SDMI), the acquisition of which was treated as a pooling of interest. If we had not included the results of SDMI's operations, our revenue for the year ended May 31, 2000 would have been $2,865,825 compared to prior year revenues of $228,613.

     This increase in revenues is attributable to the growth in our paintball business. During the prior period, production of the Viper M1 paintball marker was stifled by the inability of our primary subcontractor to assemble the markers in sufficient quantities to satisfy demand. With production transferred to in-house facilities, this problem was solved, allowing us to meet a demand that is accelerating as a result of our advertising efforts. The most significant factor in paintball sales growth has been the success of our advertising stemming from use of the 1-800-paintball toll-free telephone number acquired early in 1999. Our advertising copy promotes use of the number in addition to use of our web site at www.800paintball.com. This has enabled us to become a distributor of a broad range of paintball markers, equipment and accessories. Our share of the expanding paintball market grew steadily throughout the year. This was reflected in paintball sales of $1,486,609 during the 4th quarter alone, which represented 52% of total current year paintball sales.

     During this start-up period of the 800-paintball program, we have relied on other paintball distributors for procurement of paintball products other than the Viper. With the growth in volume, we have begun negotiations directly with manufacturers which will allow us to reduce our cost of sales and increase gross profit margins. Although our gross profit on paintball sales increased from $80,269 in the prior year to $208,217 in the current year, this represented a decline in gross profit margin from 35% of prior year sales to 7% in the current year.

     During the 4th quarter of the current year, our new e-commerce programs, the eCom eCom SuperHUB and eCom eCom B2B Plus, achieved an initial impact on our operating results. This was primarily reflected in the contracts with eWebPEO.com, Inc. for which we were paid $150,000 that was recorded on the balance sheet as unearned revenue. No amount has been recorded to recognize our right under the contracts to receive 1.5 million shares of eWebPEO.com common stock. Our management expects that significant revenues from our e-commerce programs will be developed through contracts similar to the agreement with eWebPEO.com plus promotion of the SuperHUB and B2B Plus programs through advertising and a national sales force. The success of these promotional efforts will be dependent on the amount of funding available from our financing activities, including the sale of securities to Swartz Private Equity, LLC.

    Exclusive of SDMI, sales and marketing expenses in the current year have increased by $639,191, or 362%, over the prior year, primarily as a result of the implementation of test marketing for our e-commerce programs plus the addition of personnel for customer service to support the sale of paintball products. Product development expense grew by $597,099 over a prior year amount of $34,347 as a result of our efforts to develop and refine our e-commerce properties and work performed to develop a new, lower-cost paintball marker. General and administrative expenses increased $865,961, or 463%, as the result of additional payroll, consulting fees, professional fees and office expense associated with our Company's overall growth. Depreciation and amortization expense has risen by $25,208, or 57%, primarily as the result of the addition of computers and related electronic hardware.

     Our developmental activities and the related expenditures resulted in a net loss, excluding SDMI, of $2,375,578 in the current year compared to a loss of $374,085 in the prior year.

     SDMI revenues declined in the year ended May 31, 2000 to $467,033 from $542,003 in the prior year, a 14% decrease that resulted from the prior owners' restriction on capital infusions to inventory in anticipation of the acquisition by ECOM. Gross profit declined from $308,321 to $271,916 which was consistent with the sales decrease. Gross profit in the current year represented 58% of sales compared to 57% in the prior year. From year to year, combined operating and interest expenses declined from $553,042 to $530,186, a 4% decrease that helped to offset the gross profit reduction. As a result, the current year net loss was $257,847 which was 5% higher than the prior year loss of $245,521.

     No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Our net operating loss carry-forwards as of May 31, 2000 total $2,300,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2015. We do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have been reduced to $0 as of May 31, 2000.

Liquidity and Capital Resources

     At May 31, 2000, current assets totaled $1,141,009 compared to $590,443 at the prior year end. Increases in all current asset categories reflected the overall growth of our business. However, of the $550,566 increase, a growth in inventory balances accounted for $398,459 which consisted principally of increases in stock on hand to support the demand for 800-paintball products. Similarly, the growth in our paintball business was the primary cause of a $73,610 increase in accounts receivable. Increases in cash and prepaid license fees, insurance and advertising accounted for the remainder of the growth in current assets.

     Current liabilities grew from $514,618 at the prior year end to $2,148,724 at the end of the current period. The current balance includes $187,562 of unearned revenue compared to $0 in the prior year. $150,000 of unearned revenue was related to cash received for work performed for eWebPEO.com as discussed above, and the balance consisted of cash received for paintball products that had not been shipped by year end. The majority of the remaining increase in current liabilities was created by growth in accounts payable of $1,056,682 and an increase in the current portion of long term debt of $456,393. The latter amount consisted of additional loans from stockholders. The need for this additional debt was created by the growth in inventories and operating expenses.

     Net cash used in operating activities was $996,052 and $491,442 for the years ended May 31, 2000 and 1999, respectively. The principal use of cash in both periods was to fund our net loss from operations and to acquire additional inventory.

     Net cash used in investing activities was $65,084 during the current year compared to $110,622 in the prior year period. All of the investment cash used in the current year was used for the purchase of equipment. During the prior year, $52,960 was used to acquire property and equipment, and $57,662 was used for the acquisition of intangible assets.

     Net cash provided by financing activities increased to $1,091,336 in the current year from $611,874 in the prior year. The primary sources of capital to fund operations in both years were loans and contributions from stockholders and proceeds from private sales of restricted stock.

     The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. As discussed above, our registration statement pertaining to the equity line of credit established with Swartz Private Equity, LLC was declared effective by the Securities and Exchange Commission. However, the amount of common stock we can require Swartz to purchase is tied to the market for our common stock. Consequently, if market volume and price decline, so does the amount of common stock we can put to Swartz. To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues, including advertising and promotion of both its e-commerce programs and paintball products, will be substantially limited. Should the Company be unable to obtain continued funding, its operations may be adversely affected.

Year 2000 Issue

     The two-digit coding of dates in many currently installed computer systems and software products has had no effect on our operations, and we do not believe that this issue will result in any effect on our Company's financial condition or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

     The audited consolidated balance sheet of the Company for its years ended May 31, 2000 and 1999 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2000 and 1999 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-6. The page numbers for the financial statement categories are as follows:

                                  Index                            Page

     Report of Independent Auditors                                F-1

     Consolidated Balance Sheets as of May 31, 2000 and 1999       F-4

     Consolidated Statements of Operations
     for the Years Ended May 31, 2000 and 1999                     F-5

     Consolidated Statement of Stockholders' Equity
     for the Years Ended May 31, 2000 and 1999                     F-6

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 2000 and 1999                     F-7

     Notes to Consolidated Financial Statements                    F-9

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS AMENDED

     The following sets forth the names and ages of all of the Directors and Executive Officers of ECOM, positions held by such persons, length of service, when first elected or appointed and term of office.

                                                      First         Term of
        Name         Age   Position                   Appointed     Office

David J. Panaia       60   Chairman, President,       June 1994     (1),(2)
                           Chief Executive Officer,
                           Treasurer and Director

Thomas DeRita, Jr.    56   Secretary and Director     May 1999      (1),(2)

Elling J. Myklebust   54   Vice President             February      (1),(2)
                           and Director               2000

Gerald V. Bergman     53   Director                   June 1995     (2),(3)

Charles W. Hansen     51   President and Chief        July 2000     (1),(4)
                           Executive Officer

(1)  Officers serve at the pleasure of the Company's Board of Directors.

(2) Each of these Directors was elected to serve until the next Annual Meeting of Shareholders. We currently intend to hold our next annual meeting during November 2000.

(3) Mr. Bergman resigned from the position of Director effective June 30, 2000.

(4) Mr. Hansen joined ECOM in March 2000 as Vice President Operations and was promoted to President and Chief Executive Officer in July 2000.

     Our Board of Directors sets corporate policies that are implemented by the Company's management. In the event that the Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter that raised the issue.

     David J. Panaia, Chairman, Treasurer and Director, served as Chairman, Director and Chief Executive Officer from our incorporation in June 1994 until the position of Chief Executive Officer was assumed by Charles Hansen in July 2000. From June 1998 through the present, he has also acted as Treasurer.
Mr. Panaia previously founded several other businesses, including Gold Cross Ambulance Service, Inc. and Gold Cross Medical Services, Inc., and acquired several other companies which were consolidated into Gold Cross, Inc., which provided ground and air ambulance service, medical services, equipment and supplies. After operating for over twenty years, Gold Cross was sold in 1982. Mr. Panaia then founded Biomedics Corporation, a durable medical equipment dealer, which he operated until its sale in 1988. Both corporations were privately owned. From 1988 to 1994, he served as a political and small business marketing consultant through his own firm, Sunpoint Industries, Inc. Sunpoint offered political consulting services to candidates and medical equipment businesses located in the United States. Mr. Panaia has served in numerous community, business and political capacities. He concentrates full time to his duties as the Chairman of ECOM.

     Thomas DeRita, Jr. joined eCom as a Director effective May 1999. Currently, Mr. DeRita serves as the President of Resource Group, N.A., Inc., a public relations firm. From 1992 until 1999, Mr. DeRita served as President of Stuart Nissan, an automobile dealership located in Stuart, Florida. From 1986 to 1992, Mr. DeRita was employed by Cuillo Enterprises of West Palm Beach, Florida as its Chief Financial Officer. Cuillo Enterprises is a multi-automobile dealership holding company. From 1983 to 1986, Mr. DeRita owned and operated North Chrysler Plymouth Dealership in Houston, Texas. Mr. DeRita received his associates' BA degree from Johnson & Wales Business School in 1966 and his BA in Business from The University of Rhode Island Extension in 1970. Mr. DeRita shall devote only as much time as necessary in his position as a director of ECOM.

     Elling J. Myklebust was elected a Director of ECOM on February 17, 2000. He also serves as our Vice President of Internet Technology. Mr. Myklebust is the founder and Chief Executive Officer of Lighthouse Communications Group, LLC, a digital communications services company located in Arvada, Colorado. Mr. Myklebust has held this position since December 1996. He holds a Bachelor of Science degree in Civil Engineering from the University of Colorado and a Masters degree in Environmental Policy and Management from the University of Denver. Mr. Myklebust has held responsible positions in operations management, strategic planning, business development, purchasing and materials management, human resource management, project management, computer systems operations and engineering, and holds registrations as a Registered Professional Engineer in five states. Active in civic affairs, he has served as chairman or co-chairman of numerous Colorado gubernatorial task forces and Denver committees. Mr. Myklebust shall concentrate full time on his duties at ECOM.

     Gerald V. Bergman served as a Director of ECOM from June 1995 until June 30, 2000 when he resigned to pursue other ventures. From June 1995 through May 1998 he also served as Chief Financial Officer and Treasurer. Effective May 31, 1998, Mr. Bergman resigned his position as CFO and Treasurer. A CPA, Mr. Bergman joined Price Waterhouse & Co. in 1975 where he was an audit manager. In 1980 he was appointed Director of Corporate Planning and Analysis of the Red Lobster division of General Mills. In 1984 through 1985 he served as Vice President and Controller of J.L. Mason, Inc., a homebuilder. Mr. Bergman then became the Chief Financial and Administrative Officer and a Director of Overseas Service Corporation, an international manufacturers' representative. He left Overseas Service Corporation in May 1992 to form DBS Associates, a business consulting firm that replaced a third party rendering financial and administrative services to Overseas Service Corporation. Mr. Bergman has served as chairman or as a member of numerous civic and school task forces and committees.

     Charles W. Hansen, III was appointed President and Chief Executive Officer on July 21, 2000. He had joined ECOM as Vice President Operations on March 6, 2000. From June 1998 to March 2000 Mr. Hansen served as Vice President General Manager of the PAX TV Networks flagship station in West Palm Beach, Florida. He devoted his time from November 1997 to June 1998 to managing his own investments. From February 1994 to November 1997 he served as President/CEO of Dahms Hansen Anderson, a video production company serving clients such as Disney, Weight Watchers and the world's highest volume Lexus dealer. From 1992 to 1993 Mr. Hansen served as Vice President General Manager of WNPL TV, an independent TV station in southwest Florida. From 1984 to 1992 he was National Sales Manager and General Sales Manager of WPTV TV, an NBC affiliate in West Palm Beach, Florida.

     Our bylaws provide for indemnification of officers, directors or ECOM agents against legal expenses, judgments, fines, settlements and other amounts reasonably incurred by such persons after having been made or threatened to be made a party to legal action. Payment of such amounts may also be made in advance if expenses are likely to be incurred by officers, directors or agents in defense of any such action.

     The extent, amount and eligibility for the indemnification provided will be determined by the Board of Directors. These indemnifications will be made by a majority vote of a quorum of directors, including any director who is a party to such action, suit, or proceeding or by the shareholders by a majority vote of a quorum of shareholders including any shareholder who is a party to such action, suit or proceeding.

     We are further authorized by the bylaws to purchase insurance for indemnification of any person as provided by the bylaws and to the extent provided by Florida law. The Company at this time has no insurance coverage for officers and directors and has not expended any funds to obtain such insurance policies to insure or indemnify directors or officers against any liabilities that may occur. Management reserves the right to obtain such insurance.

     Florida Statutes Section 607.0850 authorizes indemnification of officers, directors, employees and agents in instances constituting: (1) certain violations of criminal law which the person did not know were illegal, or (2) actions taken in good faith by persons which were intended to be in the best interests of the corporation.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of ECOM pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     In the event that a claim for indemnification against such liabilities (other than the payment by ECOM of expenses incurred or paid by a director, officer or controlling person of ECOM in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by ECOM is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides information regarding the executive compensation of persons serving as ECOM's executive officers during the fiscal years ended 2000, 1999 and 1998.


                                    Summary Compensation Table

                                                        Long Term Compensation
                           Annual Compensation          Awards         Payouts
                                                             Securities
                                          Other              Underlying          All
                                          Annual  Restricted  Options/          Other
Name and Principal                        Compen-   Stock       SARs     LTIP   Compen-
    Position        Year   Salary  Bonus  sation   Award(s)   (Number)  Payouts sation

David J. Panaia     2000     0       0      0         0          0         0       0
 Chairman, CEO      1999     0       0      0         0          0         0       0
 And Treasurer      1998     0       0      0         0          0         0       0

Guy T. Lindley      2000     0       0      0         0          0         0       0
 Secretary and      1999     0       0      0         0          0         0       0
 CFO                1998     0       0      0         0          0         0       0

Gerald V. Bergman   2000     0       0      0         0          0         0       0
 Treasurer and      1999     0       0      0         0          0         0       0
 CFO                1998     0       0      0         0          0         0       0

Thomas J. Thomas    2000     0       0      0         0          0         0       0
 Secretary          1999     0       0      0         0          0         0       0
                    1998     0       0      0      12,421        0         0       0

Thomas DeRita, Jr.  2000     0       0      0         0          0         0       0
 Secretary          1999     0       0      0         0          0         0       0
                    1998     0       0      0         0          0         0       0


     None of ECOM's executive officers had an employment agreement or stock option arrangement with ECOM. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits. Through May 31, 2000, none of the officers or directors received a salary or other cash compensation. On July 21, 2000, Charles W. Hansen, III was appointed President and Chief Executive Officer. Mr. Hansen has an employment agreement under which he is compensated with an annual salary of $100,000 plus participation in a stock incentive plan. Upon commencement of employment as Vice President Operations in March 2000, Mr. Hansen was awarded 100,000 shares of restricted stock. When cash flow permits, it is anticipated that other officers will be compensated in accordance with appropriate employment contracts.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this report, we have a total of 50,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 14,885,675 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of our Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (b) the directors and officers of ECOM, and (c) the directors and officers of ECOM as a group.

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     David J. Panaia (1)           2,203,900         14.81
     10 Wyndham Lane
     Palm Beach Gardens, FL

     Gerald V. Bergman (2)         1,839,300         12.36
     10692 Hidden Lake Circle
     Palm Beach Gardens, FL

     Thomas DeRita, Jr. (3)          103,800           *
     5770 Whirlaway Road
     Palm Beach Gardens, FL

     Elling J. Myklebust             175,000          1.18
     1600 Jackson Street
     Golden, Colorado 80401

     Axis Enterprises, Ltd.          751,190          5.05
     P. O. Box N1201
     Nassau, Bahamas

     All Officers and
     Directors as a Group-4        4,322,000         29.03
     persons
___________________________

* Less than one percent

(1) David J. Panaia, an officer and director of the Company, is the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia.

(2) Gerald V. Bergman, a director of the Company, is the beneficial owner of 1,460,000 shares held in the name of Linda Bergman, wife of Gerald Bergman, and 10,000 shares held by each of three of Mr. Bergman's children.

(3) Thomas DeRita, a director of the Company, is the beneficial owner of 65,000 shares held in the name of Barbara DeRita, wife of Thomas DeRita.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain transactions to which we are a party and certain matters affecting us have or will result in a material benefit to certain of our directors and executive officers, or may create conflicts of interest, as follows:

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

     Mr. Brody Brockman is the son-in-law of Gerald V. Bergman and was an employee of US Amateur Sports Company. 25,000 shares were issued to Mr. Brockman on November 23, 1996 as compensation for sales and shipping services.

     Mr. Thomas J. Thomas is a Florida attorney who performed legal services for us and also served as our Secretary and a Director. On May 31, 1997, we issued 50,000 shares to Mr. Thomas as compensation for his legal services performed prior to that date.

     On August 12, 1997, we extended a promissory note in favor of Stratex Corporation in the amount of $100,000. The loan bears interest at the rate of prime plus 6% and is due and payable in full in September 2000. Derek Panaia, son of David Panaia, is the sole shareholder of Stratex Corporation.

     On February 6, 1998, we issued 5,000 shares to Angela Brockman as compensation for her performing secretarial, receptionist and other services for us. Angela Brockman is the daughter of Gerald V. Bergman and Linda Bergman.

     On February 6, 1998, we issued 5,000 shares to Brody Brockman as compensation for his performing sales and shipping services for us. Brody Brockman is the son-in-law of Gerald Bergman.

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

     On February 6, 1998, we issued an additional 150,000 shares to Thomas J. Thomas as compensation for legal services performed by him prior to that date.

     On February 6, 1998, we issued 327,900 shares to David Panaia (the Company's Chief Executive Officer, President and a Director) in cancellation of indebtedness in the amount of $6,148.

     On April 16, 1998, we issued 100,000 shares to Bonnie Panaia as compensation for accounting and other services and issued an additional 400,000 shares to her as compensation for her services in connection with the preparation of the infrastructure of our billing and online e-commerce systems. Bonnie Panaia is the daughter of David Panaia, our Chief Executive Officer, President and a Director.

     On April 16, 1998, we issued 25,000 shares to Doug Panaia as compensation for performing manual labor for us prior to that date. Doug Panaia is the brother of David Panaia, our Chief Executive Officer, President and a Director.

     On April 16, 1998, we issued 150,000 shares as compensation for engineering services performed by Jack Enterline for the Company prior to that date. Mr. Enterline requested that the shares be issued in the name of his wife, Karen. At the time these services were performed, Mr. Enterline served as one of our Directors.

     On April 16, 1998, we issued 200,000 shares to Gerald V. Bergman (our Chief Financial Officer at that time) in cancellation of indebtedness in the amount of $12,810.

     On April 16, 1998, we issued 200,000 shares to David Panaia (our Chief Executive Officer, President and a Director) in cancellation of indebtedness in the amount of $12,810.

     On April 16, 1998, we issued an additional 150,000 shares to Thomas J. Thomas as compensation for legal services performed by him prior to that date.

     On January 22, 1999, we issued 60,000 shares to Angela Brockman as compensation for her performing secretarial, receptionist and other services for us. Angela Brockman is the daughter of Gerald Bergman and Linda Bergman.

     On January 22, 1999, we issued 30,000 shares to Brody Brockman as compensation for his performing sales and shipping services.

     On March 4, 1999, we issued an additional 62,000 shares to Axis Enterprises in a privately-negotiated transaction in cancellation of indebtedness to Axis in the amount of $11,780.

     On May 16, 1999, we issued 100,000 shares to Resource Group, NA, Inc. for promotional services performed for us. Thomas DeRita, a member of our Board of Directors, is a shareholder in Resource Group, N.A., Inc.

     On May 16, 1999, we issued 100,000 shares to Lighthouse Communications Group, LLC for Internet development services. Elling Myklebust, a member of our Board of Directors and our Vice President-Internet Technology since February 2000, owns Lighthouse Communications Group, LLC.

     On December 22, 1999, we issued 25,000 shares to Elling Myklebust for Internet development services. Elling Myklebust became a director on February 17, 2000.

     On December 22, 1999, we issued 10,010 shares to Christen Myklebust for Internet development services. Christen Myklebust is the son of Elling Myklebust.

     On December 22, 1999, we issued an additional 1,000 shares to Brodie Brockman for performing sales and shipping services.

     On January 2, 2000, we issued options to our outside legal counsel, Stanley F. Freedman and Sharon M. Link, to purchase up to 25,000 shares each of our Common Stock at an initial exercise price of $1.00 per share as additional compensation for performing legal services in connection with the preparation and filing of our Exchange Act reports for the years 1996, 1997, 1998 and 1999.

     On March 16, 2000, we issued an additional 10,000 shares to Resource Group, NA, Inc. for promotional services performed for us. Thomas DeRita, a member of our Board of Directors, is a shareholder in Resource Group, NA, Inc.

     Except as described above, no director, officer or principal securityholder of ECOM has or has had a direct or indirect material interest in any transaction to which we are or were a party. We believe that the terms of each of the transactions described above were no less favorable to us than could have been obtained from third parties. However, it should be noted that all restricted stock issuances to affiliates are made at 95% discount from the then market value of our Common Stock. In addition, in the future we will not enter into additional transactions with directors, officers or principal shareholders unless the terms thereof are no less favorable to us than could be obtained from third parties.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) Index to financial statements and financial statement schedules

     The audited balance sheets of the Company as of May 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2000 and 1999 follow in sequentially numbered pages F-1 through F-14. The page numbers for the financial statement categories are as follows:

     Page      Description

     F-1       Report of Independent Auditors - May 31, 2000 and 1999
     F-4       Balance Sheets as of May 31, 2000 and 1999
     F-5       Statements of Operations for the Years Ended May 31, 2000 and
               1999
     F-6       Statement of Stockholders' Equity for the Years Ended May 31,
               2000 and 1999
     F-7       Statements of Cash Flows for the Years Ended May 31, 2000 and
               1999
     F-9       Notes to Financial Statements

     (b)  8-K Reports

     On January 21, 2000 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 5, "Other Events", that we had entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc.

     On February 17, 2000 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 4, "Change in Registrant's Certifying Accountant".

     On June 13, 2000 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition of Assets", that we had acquired all of the outstanding shares of Star Dot Marketing, Inc. on May 31, 2000.

     (c)  Exhibits:

     9.1     Articles of Incorporation (1)
     9.2     By-laws (1)
     9.3     Agreement for acquisition of assets of Performance Paintball
             Products, Inc. (1)
     9.4     Agreement of acquisition of rights to All American Bowl (2)
     9.5     Personal services agreement with All American Bowl Executive
             Director (2)
     9.6     Promissory Note to Stratex Corporation dated August 12, 1997 (3)
     9.7     Marketing and Management Agreement between Axis Enterprises,
             Ltd. and Registrant dated January 10, 1998 (3)
     9.8     Agreement for acquisition of assets of Amateur Athletes of
             America,Inc. (3)
     9.9     Lease Agreement between Ryco Properties, Inc. and Registrant dated May 4, 1998 (3)
     9.10    Investment Agreement between Swartz Private Capital LLC and the
             Registrant dated May 13, 1999 (4)
     9.11    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
     9.12    Side Agreement (4)
     9.13    Amended and Restated Investment Agreement between Swartz Private
             Capital LLC and the Registrant dated July 1999 (5)
     9.14    Memorandum dated September 13, 1999 from Swartz Private Capital
             LLC extending date to file registration statement (5)
     9.15    First Stock Incentive Plan (5)
     9.16    Occupancy Agreement between Chimney Rock Services, LLC and
             Registrant dated September 15, 1999
     9.17    License Agreement between iTool.com and Registrant dated
             December 20, 1999
     9.18    Stock Exchange Agreement between the shareholders of Star Dot
             Marketing, Inc. and Registrant dated January 21, 2000 (6)
     9.19    Service Agreement between eWebPEO.com, Inc. and Registrant dated
             March 25, 2000
     9.20    Consulting and Compensation Agreement between eWebPEO.com, Inc.
             and Registrant dated April 16, 2000
    10       Statement of Computation of Earnings per Share
    21       Subsidiaries of the Company
    23       Consent of Hafer & Gilmer
    27       Financial Data Schedule
_______________________________

(1) Incorporated by reference to the Company's original registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

(2) Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.

(3) Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.

(4) Incorporated by reference to Form 8-K filed with the Commission on May 26,1999.

(5) Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.

(6)  Incorporated by reference to Form 8-K dated January 21, 2000.

                             ADDITIONAL INFORMATION

                             Corporate Headquarters
         3801 PGA Boulevard, Suite 1001, Palm Beach Gardens, Florida 33410
          Telephone Number: (561) 622-4395; Fax Number: (561) 624-1127
                   Internet Address   http://www.ecomecom.com;
                       E-mail Address   ceo@ecomecom.com


                           Independent Public Accountants
                          Wieseneck, Andres & Company, P.A.
                             Certified Public Accountants
                            772 U.S. Highway 1, Suite 200
                           North Palm Beach, Florida 33408


                                  Transfer Agent
                       Florida Atlantic Stock Transfer, Inc.
                      5701 North Pine Island Road, Suite 310B
                              Tamarac, Florida 33321


     Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., 3801 PGA Boulevard, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.

                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                      772 U.S. Highway 1, Suite 200
                     North Palm Beach, Florida  33408
                             (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                  FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.

*Regulated by the State of Florida

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders eCom eCom.com, Inc.


We have audited the accompanying consolidated balance sheets of eCom eCom.com, Inc. and subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of eCom eCom.com, Inc. as of May 31, 1999, were audited by other auditors whose report dated August 24, 1999, expressed an unqualified opinion on those statements.

The consolidated financial statements as of May 31, 1999, and for the year then ended have been restated to reflect the pooling of interests with Star Dot Marketing, Inc. as described in Note D to the consolidated financial statements. We did not audit the May 31, 1999 financial statements of Star Dot Marketing, Inc., which statements reflect total assets of $302,132 as of May 31, 1999, and total revenues of $542,003 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Star Dot Marketing, Inc. as of May 31, 1999, and for the year then ended, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of eCom eCom.com, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company's current liabilities exceed current assets by $1 million and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wieseneck, Andres & Company, P.A.

Wieseneck, Andres & Company, P.A.

August 18, 2000

                               HAFER & GILMER
                         Certified Public Accountants
                         251 Royal Palm Way, Suite 302
                        Palm Beach, Florida  33480-4310

                          Telephone:  (561) 655-8700
                          Facsimile:  (561) 655-6964

                        Report of Independent Accountants

Board of Directors
Stockholders of eCom eCom.com, Inc.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc. as of May 31, 1999 and 1998, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hafer & Gilmer
August 24, 1999

                                HOOD & STRONG, LLP
                           Certified Public Accountants


Independent Auditors' Report

THE BOARD OF DIRECTORS
STAR DOT MARKETING, INC.
San Francisco, California

We have audited the accompanying balance sheet of STAR DOT MARKETING, INC. (the "Company") as of May 31, 1999 and 1998 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Board's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Dot Marketing, Inc. as of May 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Hood & Strong, LLP
September 19, 1999
eCOM eCOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2000 AND 1999

                                                      2000         1999
                                                  -----------   -----------
                                    ASSETS
Current Assets
 Cash and cash equivalents                        $   139,402   $   109,202
 Accounts receivable, net of allowance for
  doubtful accounts of $6,500 and $8,000              156,959        83,349
 Inventories                                          769,383       370,924
 Prepaid expenses                                      61,326        26,968
 Other current assets                                 13,939              -
                                                  -----------   -----------
     Total Current Assets                           1,141,009       590,443
                                                  -----------   -----------
Property and Equipment, net                           180,900       105,606
                                                  -----------   -----------
Other Assets
 Intangible assets, net                                46,069        67,135
 Other assets                                          11,942         6,773
                                                  -----------   -----------
     Total Other Assets                           $    58,011        73,908
                                                  -----------   -----------
     Total Assets                                 $ 1,379,920   $   769,957
                                                  ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                 $ 1,237,036   $   180,354
 Accrued expenses                                      21,977        13,756
 Unearned revenue                                     187,562             -
 Current portion of long term debt                    676,033       219,640
 Interest accrued on current portion                   26,116       100,868
                                                  -----------   -----------
     Total Current Liabilities                      2,148,724       514,618

Notes Payable, Net of Current Portion                 308,000       348,495
                                                  -----------   -----------
     Total Liabilities                              2,456,724       863,113
                                                  -----------   -----------
Stockholders' Equity
 Common stock, $.0001 par value, 50 million
  shares authorized, 14,885,675 and
  13,708,600 shares issued and out-
  standing including 2000 shares held in
  treasury.                                             1,489         1,366
 Paid-in capital                                    3,854,861     2,205,206
 Accumulated deficit                               (4,928,154)   (2,294,728)
 Treasury stock                                        (5,000)       (5,000)
                                                  -----------   -----------
     Total Stockholders' Deficit                   (1,076,804)      (93,156)
                                                  -----------   -----------
     Total Liabilities and Stockholders' Equity   $ 1,379,920   $   769,957
                                                  ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                      2000         1999
                                                  -----------   -----------
Revenues
 Net Sales                                        $ 3,332,858   $   770,616
 Cost of Sales                                     (2,853,007)     (382,026)
                                                  -----------   -----------
     Gross Profit                                     479,851       388,590
                                                  -----------   -----------
Other Operating Expenses
 Sales and marketing                                1,032,729       290,785
 Product development                                  631,446        34,347
 General and administrative                         1,354,057       545,557
 Depreciation and amortization                         75,288        58,304
                                                  -----------   -----------

      Total Operating Expenses                      3,093,520       928,993
                                                  -----------   -----------

Loss From Operations                               (2,613,669)     (540,403)

Other Income (Expense)
 Interest Income                                          423             -
 Interest Expense                                     (20,179)      (78,403)
                                                  -----------   -----------
     Net Other Expenses                               (19,756)      (78,403)
                                                  -----------   -----------

Loss Prior to Provision For Income Taxes           (2,633,425)     (618,806)

Provision for Income Taxes                                  -           800
                                                  -----------   -----------

Net Loss                                          $(2,633,425)  $  (619,606)
                                                  ===========   ===========

Net Loss Per Common Share                         $     (0.19)  $     (0.05)

Weighted Average Shares outstanding                13,783,000    12,908,000











The accompanying notes are an integral part of these consolidated financial statements.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2000 AND 1999



                                                 Additional    Accumu-                   Total
                        Number of       At        Paid-In       lated     Treasury    Stockholders'
                          Shares     Par Value    Capital      Deficit      Stock      Deficiency
                        ----------   ---------   ----------   ----------  ---------    -----------

Balance, May 31, 1998   11,894,600   $   1,189   $  484,361   $ (545,921)   $(5,000)   $   (65,371)

 Issuance of Common
  Stock                  1,089,000         109      450,913            -          -        451,022
 Star Dot Marketing
  Pooling of Interest      675,000          68    1,269,932    (1,129,201)        -        140,799
 Net Loss                        -           -            -      (619,606)        -       (619,606)
                        ----------   ---------   ----------   -----------   -------    -----------
Balance, May 31, 1999   13,658,600       1,366    2,205,206    (2,294,728)   (5,000)       (93,156)

 Issuance of Common
  Stock                  1,227,075         123    1,649,655             -         -      1,649,778
 Net Loss                        -           -            -    (2,633,426)        -     (2,633,426)
                        ----------   ---------   ----------   -----------   -------    -----------
Balance, May 31, 2000   14,885,675    $  1,489   $3,854,861   $(4,928,154)  $(5,000)   $(1,076,804)
                        ==========   =========   ==========   ===========   =======    ===========


























The accompanying notes are an integral part of these consolidated financial statements.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                      2000         1999
                                                  -----------   -----------
Cash Flows From Operating Activities

Net Loss                                         $(2,633,425)  $  (619,606)
 Adjustments to reconcile net loss to net
  cash used in operating activities                        -             -
 Add noncash items
  Depreciation and amortization                       75,288        58,304
  Issuance of common stock for services rendered     909,906         1,000
  Bad debts                                            1,396           433
 Cash was increased by
  Decrease in accounts receivable                          -        12,844
  Decrease in prepaid expenses and other assets            -        22,034
  Increase in accounts payable                     1,056,683        58,617
  Increase in unearned revenues                      187,562             -
  Increase in accrued expenses                         8,221             -
 Cash was decreased by
  Increase in accounts receivable                    (73,610)            -
  Increase in prepaid assets                         (34,358)            -
  Increase in inventory                             (398,459)      (19,091)
  Increase in other current assets                   (13,939)            -
  Increase in other assets                            (5,169)            -
 Decrease in accrued interest payable                (74,752)       (5,977)
                                                  -----------   -----------
     Net Cash Flows Used in Operating Activities    (994,656)     (491,442)
                                                  -----------   -----------
Cash Flows From Investing Activities
 Purchase of equipment                               (67,324)      (52,960)
 Acquisition of intangible assets                      2,240       (57,662)
                                                  -----------   -----------
     Net Cash Flows Used in Investing Activities     (65,084)     (110,622)
                                                  -----------   -----------
















The accompanying notes are an integral part of these consolidated financial statements.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                      2000         1999
                                                  -----------   -----------
Cash Flows From Financing Activities
 Proceeds from sale of common stock
  and additional stockholder contributions            674,042       451,021
 Repayment of note                                     (7,295)      (36,419)
 Proceeds of loans from stockholders                  639,190       197,272
 Repayment of loans to stockholders                  (215,997)            -
                                                  -----------   -----------
     Net Cash Flows Provided by Financing
      Activities                                    1,089,940       611,874
                                                  -----------   -----------
Net Increase in Cash                                   30,200         9,810

Cash and Cash Equivalents at Beginning of Year        109,202        99,392
                                                  -----------   -----------
Cash and Cash Equivalents at End of Year          $   139,402   $   109,202
                                                  ===========   ===========


Supplemental Disclosures

Cash Received and Paid During the Year for:
  Interest Income                                         423            -
  Interest expense                                     94,931       17,176
  Income taxes                                            800          800

Non-Cash Transactions

  Conversion of Loans Payable Stockholders'
   to Common Stock                                          -    1,020,000


















The accompanying notes are an integral part of these consolidated financial statements.

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. (the Company) was incorporated in the State of Florida on June 14, 1994. The Company provides an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCom eCom B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCom eCom SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. The Company was incorporated under the name US Amateur Sports, Inc. but changed its name in January 1999 to better reflect its business operations.

eCom is the parent of US Amateur Sports Company, which is the parent of USA Performance Products, Inc. USA Performance Products manufactures and distributes paintball guns and accessories, and has served as a test model for e-commerce business concepts. US Amateur Sports Company (USASC), owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997, when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, a developmental project. USA SportsNet is planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations.

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc. in exchange for 675,000 shares of common stock. The transaction were closed on May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises including the San Francisco Giants, Los Angeles Dodgers, Detroit Tigers, Baltimore Orioles, Golden State Warriors, Detroit Pistons, and Pittsburgh Penguins. SDMI also creates specialty products for businesses to use as gifts, awards, premiums and employee incentives. The Company plans to expand the business of SDMI through application of its e-commerce concepts.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. and Star Dot Marketing, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. Star Dot Marketing, Inc. is a wholly owned subsidiary, which was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest (See Note D).

Revenue Recognition

Revenue from the sale of paintball markers and accessories and sports related memorabilia is recognized at the time title is transferred which is normally on shipment of the goods. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Depreciation

Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Amortization

Intangible assets consisting of rights to technology and associated trademarks are amortized using the straight-line method over five years.

Inventories

Inventories are stated at the lower of cost or market using the first in first out method.

NOTE C - CASH EQUIVALENTS

Cash equivalents recorded at May 31, 1999 consisted of cash credits received in connection with the sale of advertising and promotional packages to Itex Corporation. These cash credits were used during the current year for the purchase of advertising provided by other Itex clients.

NOTE D - BUSINESS COMBINATION

The Company entered into a Stock Exchange Agreement with Star Dot Marketing, Inc. (SDMI), a California Corporation, on January 21, 2000 whereby the stockholders of SDMI would receive 675,000 shares of common stock of the Company in exchange for all of the outstanding shares of SDMI. The transaction has been accounted for as a pooling of interest. The transaction qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations. The financial statements at May 31, 2000 and 1999 reflect the combined assets, liabilities, stockholders' equity and operations of both companies. In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. In addition, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc.

NOTE E - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. An inventory reserve of $66,000 was recorded at May 31, 2000 to account for slow-moving inventory, which may have to be sold at less than cost.

NOTE F - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for commercial insurance and advertising.

NOTE G - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2000 and 1999:

                                    May 31, 2000    May 31, 1999
                                    ------------    ------------

     Computer hardware              $    173,661    $     83,246
     Computer software                    42,979          38,179
     Furniture, fixtures and
      equipment                           53,904          31,504
     Tools, dies and fixtures             57,401          54,928
     Leasehold improvements                2,048           2,048
                                    ------------    ------------
         Total Cost                      329,993         209,905

     Leasehold Accumulated
      Depreciation                       149,093         104,299
                                    ------------    ------------

      Total Net Property and
       Equipment                    $    180,900    $    105,606
                                    ============    ============

The useful lives assigned to property and equipment to compute depreciation is:

     Computer Hardware                   5 years
     Computer Software                   5 years
     Furniture, fixtures and equipment   7 years
     Tools, dies and fixtures            5 years

NOTE H - INTANGIBLE ASSETS

In May 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The rights are valued at $54,134 and are amortized over sixty months. Accumulated amortization at May 31, 2000 and 1999 is $43,467 and $32,640 respectively.

In January 1999, the Company acquired the rights to use of the toll free telephone number, 1-800-724-6822, which has been marketed as 1-800-PAINTBALL. The Company paid $20,000 in cash and 100,000 shares of the Company's common stock. This asset is reflected in the balance sheet at a gross cost of $40,000 less accumulated amortization of $13,000 and $5,000 as of May 31, 2000 and 1999, respectively. The asset is amortized over a five-year life. In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are also amortized over five years. Accumulated amortization was $2,800 and $560 as of May 31, 2000 and 1999, respectively.

NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of its office facilities and utility deposits.

NOTE J - LONG-TERM DEBT

Long-term debt at May 31, 2000 and 1999 consisted of:

The long-term notes and loans payable mature as follows:

                                                      2000        1999
                                                     --------    --------
A note payable dated August 12, 1997 with interest
at Wall Street Journal prime plus six percent (6%)
payable monthly.  The note is collateralized by
tangible and intangible property related to the
Viper M1 Paintball Marker and is renewed annually
and currently matures on September 1, 2001.
Interest accrued for the year ending May 31, 2000
was $14,573.  Total accrued interest payable on
this note payable is $20,510.                       $100,000     $100,000

A noninterest bearing, noncollateralized loan
from an offshore corporation that is due on
demand.                                              184,220      134,220

A 12.25% noncollateralized loan due on demand.
The loan was paid in full in March 2000.                   -        7,295

Three noninterest bearing, noncollateralized
loans due on demand from stockholders.               491,813       78,125

The stockholders of Star Dot Marketing, Inc.
over the past several years had made advances
to SDMI.  The advances were noncollateralized,
bore interest at an annual rate of 5.63% and
were due on demand.  The advances were converted
to an 8% noncollateralized note payable on the
date the pooling of interest took place.  The
loan matures January 2002.  Interest accrued on
the note payable through May 31, 2000 is $5,606.
At any time prior to due date, the stockholder,
at his sole discretion, can elect to cancel the
entire note payable in exchange for an equal
number of shares (one dollar is equal to one
share).                                              208,000      248,495
                                                    --------     --------
     Total Long-Term Debt                            984,033      568,135
     Less Current Portion                            676,033      219,640
                                                    --------     --------
     Net Long-term Debt                             $308,000     $348,495
                                                    ========     ========

The long-term notes and loans payable mature as follows:

     Year Ending May 31, 2001       $676,033
     Year Ending May 31, 2002        308,000
                                    --------
                                    $984,033
                                    ========

NOTE K - UNEARNED REVENUE

The Company entered into two similar one year consulting and compensation agreements with eWebPEO.com, Inc. (eWeb) in March and April of 2000 for $100,000 and $50,000 and a total of 1.5 million shares of eWeb's $.0001 par value common stock. The Company shall provide its skill, experience, background and expertise to assist eWeb with the implementation of the eWeb Internet web presence through the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, Internet marketing, establishing brand identity and presence, and the development and implementation of an effective Internet marketing campaign. eWeb is engage in the business of marketing professional employer products on behalf of Professional Employer Organizations (PEO's) and securing clients for those PEO's. Either party may terminate the agreement after 30 days prior written notice. The non-refundable, but yet unearned cash portion of the agreement has been received by the Company. The 1.5 million shares of common stock have not been received.

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities on a month-to-month basis for $4,240 per month. In addition, 17,600 shares of common stock of the Company were issued to the lessor for fixing the base rental through September 15, 2000. The Company also leases its sports memorabilia facility on a month-to-month basis for $2,595 a month. The Company leases its manufacturing facility under an operating lease, which expires June 30, 2001. Future minimum lease payments as of May 31, 2000 are:

                May 31, 2001                    $41,817
                May 31, 2002                      3,498
                                                -------

                Total Minimum Lease Payments    $45,315
                                                =======

The Company authorized, on April 2, 1999, the issuance of 50,000 free trading shares of the Company to be issued to two consultants (25,000 each) for consulting and Internet services plus $104,000 cash to be paid weekly in amounts of $1,000 each.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

NOTE M - STOCKHOLDERS' DEFICIT

The restated Stockholders' Deficit at May 31, 1999 for the combination recognized as a pooling of interest is as follows:

                                                                                                Total
                                            Common       Paid In     Accumulated  Treasury    Stockholders'
                                            Stock        Capital       Deficit     Stock        Equity
                                          ----------    ----------   ----------   --------    -----------
eCom eCom.com, Inc.
 50,000 shares of $.0001 par value
 stock authorized, 13,708,600 issued
 and outstanding including 2,000 shares
 held in Treasury                         $    1,303    $  935,269   $  (920,006)  $(5,000)   $   11,566

Star Dot Marketing, Inc.
 2,000,000 shares of no par value
 stock authorized, 409,091 shares
 issued and outstanding                    1,230,000        40,000    (1,374,722)        -      (104,722)
                                          ----------    ----------   -----------   --------   -----------
Combined Stockholders' Equity
 at May 31, 1999                           1,231,303       975,269    (2,294,728)   (5,000)      (93,156)

Adjustment for retroactive pooling
 of interest - 675,000 shares of
 eCom eCom.com, Inc. common stock
 issued                                           68           (68)            -         -             -

Reclassification of Paid in Capital       (1,230,000)    1,230,000             -         -             -
                                          ----------    ----------   -----------   --------   -----------
Total Stockholders' Deficit at
 May 31, 1999                             $    1,371    $2,205,201   $(2,294,728)  $(5,000)   $  (93,156)
                                          ==========    ==========   ===========   ========   ===========

NOTE N - RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. In 1999, the Company issued 150,000 shares of common stock in cancellation of indebtedness of $111,780. The Company is currently indebted to Axis for $184,220.

Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USA Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

Stratex Corporation has a loan to the Company in the amount of $100,000. Stratex is owned by Derek D. Panaia, son of David J. Panaia, CEO of the Company.

In May 1999, the Company issued 100,000 shares to ReSource Group, Inc. in exchange for promotional and related consulting services. ReSource Group, Inc. is a public relations and promotional firm of which a member of the Board, Mr. Thomas De Rita, is a principal.

NOTE O - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company has four reportable segments: paintball products, sports events, Internet commerce and sports memorabilia. The paintball segment manufactures and distributes paintball guns and accessories. The events segment has produced the All American Bowl, a national high school football all-star game. The Internet segment provides an e-commerce infrastructure to enable small businesses to expand to the Internet. The sports memorabilia segment acquires various signed sports related items from individuals in the various professional leagues for resale.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:


                                   Sports     Internet       Sports         All
                     Paintball     Events     Commerce     Memorabilia    Others(a)     Totals
                     ----------    -------   -----------   -----------    ---------   -----------
May 31, 2000
------------
Revenues             $2,862,266    $     -   $     3,559   $467,033       $       -   $ 3,332,858
Interest expense         14,574          -             -      5,605               -        20,179
Depreciation             15,999          -        26,824      6,489           4,909        54,221
Amortization             21,067          -             -          -               -        21,067
Segment loss           (314,770)         -    (1,721,142)  (257,845)       (339,668)   (2,633,425)
Segment assets          834,259          -       174,304    371,357               -     1,379,920

May 31, 2000
------------
Revenues             $  228,613    $     -   $         -   $542,003       $       -   $   770,616
Interest expense         12,874          -             -     65,529               -        78,403
Depreciation             10,915          -             -     14,713          14,022        39,650
Amortization             10,493          -             -          -           8,161        18,654
Segment loss           (114,357)    (8,230)     (120,501)  (245,521)       (130,997)     (619,606)
Segment assets          177,293          -        60,048    302,132         230,484       769,967

(a) Includes amounts not allocated to operating segments.

NOTE P - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $1,007,715 at May 31, 2000 and that the Company has incurred net operating losses since inception.

In April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy, a number of the Company's shares of common stock, subject to restrictions (the "Put Option").

The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put and the number of the shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. On April 10, 2000 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission. The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its rights under the agreement (See Note S). However, the Company can make no assurances that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE Q - CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company generates approximately 60% of its sports memorabilia sales to one organization. At May 31, 2000, the accounts receivable from this organization represents approximately 28% of the Company's total accounts receivable.

NOTE R - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2000 totals approximately $2.3 million. These carry-forwards will be available to offset future taxable income and expire, beginning in 2010. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE S - PRIVATE EQUITY LINE

The Company entered into an agreement for a Private Equity Line of Common Stock pursuant to Regulation D with Swartz Private Equity, LLC for $30 million with a $20 million option commencing on the effective date of a Registration Statement covering the Put shares and ending thirty-six (36) months thereafter. Swartz shall purchase eCom Common Stock at a per share purchase price equal to 92% of the "Market Price" in effect on the date of sale to Swartz, subject to a Floor Price specified by eCom. The sale to Swartz shall occur, on dates during the Purchase Period specified by Swartz, during the 20 business days following each Put Notice (the purchase period). eCom, at its option, may select a Floor Price for any specified Put below which eCom will not sell shares to Swartz under that Put.

The dollar amount sold to Swartz in each Put, may be up to $10 million but shall not exceed 15% of the aggregate dollar volume of the Common Stock traded on the company's primary exchange during the 20 day Purchase period beginning on the business day following the Put Date for such Put, excluding any days where 92% of the low trade price would be less than the Floor Price, unless otherwise agreed by Swartz; provided that the Purchase Period shall be extended by one business day for each Excluded Day, up to a maximum extension of 5 business days.

For each Put, Swartz shall receive an amount of warrants equal to 8% of the number of shares purchased under the Equity Line at an Exercise Price equal to 110% of the Closing Bid Price on the Put Date. Warrants shall have piggyback registration rights and reset provisions.

As compensation to enter in to the Equity Line Commitment, Swartz shall receive a warrant convertible into 490,000 shares of eCom Common Stock. The Commitment Warrants' exercise price shall equal the average closing bid price for the 5 trading days prior to execution of this Equity Line Letter of Intent. Warrants shall have a 5-year term, piggyback registration rights and reset provisions.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              eCom eCom.com, inc.



September 13, 2000            By /s/ David J. Panaia
                                 David J. Panaia, Chairman and Treasurer



September 13, 2000            By /s/ Charles W. Hansen, III
                                 Charles W. Hansen, III,  Chief Executive
                                 Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              eCom eCom.com, inc.



September 13, 2000            By /s/ David J. Panaia
                                 David J. Panaia, Director



September 13, 2000            By /s/ Thomas DeRita
                                 Thomas DeRita, Jr., Director



September 13, 2000            By /s/ Elling J. Myklebust
                                 Elling J. Myklebust, Director