Form 10QSB
period 2000-08-31
ECOM ECOM COM INC
filed 2000-10-19
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                for the quarterly period ended August 31, 2000


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

                      Yes  -X-              No__


As of August 31, 2000, the issuer had 15,926,863 shares of common stock, $.0001 Par Value, outstanding.


Transitional Small Business Disclosure format:    Yes __    No -X-
ecom ecom.com, Inc.                                      Form 10-QSB
                                                         August 31, 2000


                                   INDEX

                                                                    PAGE NO.
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Independent Accountant's Report .........................  3

           Consolidated Balance Sheets:
             August 31, 2000 and May 31, 2000 (Unaudited) ..........  4

           Consolidated Statements of Operations:
             Three-Months Ended August 31, 2000 and
             1999 (Unaudited) ......................................  5

           Consolidated Statements of Shareholders' Equity:
             Years Ended May 31, 2000 and 1999 and the
             Three Months Ended August 31, 2000 (Unaudited) ........  6

           Consolidated Statements of Cash Flows:
             Three Months Ended August 31, 2000 and 1999
             (Unaudited) ...........................................  7

           Notes to Consolidated Financial Statements ..............  9


ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION ....................................  18


PART II    OTHER INFORMATION

           ITEMS 1-6 ...............................................  21

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U.S. Highway 1, Suite 200
                       North Palm Beach, Florida  33408
                                (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                       FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.

*Regulated by the State of Florida


                          Independent Accountant's Report


To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. and consolidated subsidiaries as of August 31, 2000 and May 31, 2000, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the three-month periods ended August 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $900,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wieseneck, Andres & Company, P.A.

October 18, 2000

                               ECOM ECOM.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                          ASSETS              August 31, 2000   May 31, 2000
                                              ---------------   ------------

Current Assets
  Cash and cash equivalents                     $   41,957      $  139,402
  Accounts receivable, net of allowance for
   doubtful accounts of $6,500                      98,017         156,959
  Inventories                                      632,993         769,383
  Prepaid expenses                                  46,831          61,326
  Other current assets                                 603          13,939
                                                ----------      ----------
     Total Current Assets                          820,401       1,141,009
                                                ----------      ----------
Property and Equipment, net                        175,951         180,900
                                                ----------      ----------
Other Assets
  Intangible assets, net                            40,802          46,069
  Other assets                                      11,942          11,942
                                                ----------      ----------
     Total Other Assets                             52,744          58,011
                                                ----------      ----------
     Total Assets                               $1,049,096      $1,379,920
                                                ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $  735,129      $1,237,036
  Accrued expenses                                  15,467          21,977
  Unearned revenue                                 175,000         187,562
  Current portion of long term debt                798,033         676,033
  Interest accrued on current portion               32,900          26,116
                                                ----------      ----------
     Total Current Liabilities                   1,756,529       2,148,724

Notes Payable, Net of Current Portion              308,000         308,000
                                                ----------      ----------
     Total Liabilities                           2,064,529       2,456,724

Stockholders' Equity
  Common stock, $.0001 par value, 50 million
   shares authorized, 15,926,863 and
   14,885,675 shares issued and outstanding
   including 2000 shares held in treasury            1,593           1,489
  Paid-in capital                                4,693,922       3,854,861
  Accumulated deficit                           (5,705,948)     (4,928,154)
  Treasury stock                                    (5,000)         (5,000)
                                                ----------      ----------
     Total Stockholders' Deficit                (1,015,433)     (1,076,804)
                                                ----------      ----------
     Total Liabilities and Stockholders'
      Equity                                    $1,049,096      $1,379,920
                                                ==========      ==========

See accompanying notes and accountant's report.

                               ECOM ECOM.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended
                                          August 31, 2000    August 31, 1999
                                          ---------------    ---------------

Revenues
 Net Sales                                  $ 1,377,794        $   325,148
 Cost of Sales                                 (976,740)          (211,724)
                                            -----------        -----------
     Gross Profit                               401,054            113,424
                                            -----------        -----------
Other Operating Expenses
 Sales and marketing                            261,558            173,005
 Product development                            156,026            118,289
 General and administrative                     734,838            258,349
 Depreciation and amortization                   20,047             18,219
                                            -----------        -----------
     Total Operating Expenses                 1,172,469            567,862
                                            -----------        -----------
Loss from Operations                           (771,415)          (454,438)

Other Income (Expense)
 Interest income                                    406                  -
 Interest expense                                (6,785)            (3,563)
                                            -----------        -----------
     Net Other Expenses                          (6,379)            (3,563)
                                            -----------        -----------
Net Loss                                    $  (777,794)       $  (458,001)
                                            ===========        ===========
Net Loss Per Common Share                   $     (0.05)       $     (0.03)

Weighted Average Shares Outstanding         15,406,269          13,558,640
























See accompanying notes and accountant's report.

                               ECOM ECOM.COM, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED MAY 31, 2000 AND 1999
                    AND THE THREE MONTHS ENDED AUGUST 31, 2000
                                   (Unaudited)

                                              Additional     Accum-                   Total
                        Number of     At       Paid-in       ulated    Treasury   Stockholders'
                         Shares    Par Value   Capital      Deficit      Stock     Deficiency
                       ----------  ---------  ----------  -----------  ---------  ------------

Balance, May 31, 1998  11,894,600   $1,189    $  484,361  $  (545,921)  $(5,000)  $   (65,371)
 Issuance of Common
  Stock                 1,089,000      109       450,913            -         -       451,022
  Star Dot Marketing
   Pooling of Interest    675,000       68     1,269,932   (1,129,201)        -       140,799
  Net Loss                      -        -             -     (619,606)        -      (619,606)
                       ----------   ------    ----------  -----------   -------   -----------
Balance, May 31, 1999  13,658,600    1,366     2,205,206   (2,294,728)   (5,000)      (93,156)

 Issuance of Common
  Stock                 1,227,075      123     1,649,655            -         -     1,649,778
 Net Loss                       -        -             -   (2,633,426)        -    (2,633,426)
                       ----------   ------    ----------  -----------   -------   -----------
Balance, May 31, 2000  14,885,675    1,489     3,854,861   (4,928,154)   (5,000)   (1,076,804)

 Issuance of Common
  Stock                 1,041,188      104       839,061            -         -       839,165
 Net Loss                       -        -             -     (777,794)        -      (777,794)
                       ----------   ------    ----------  -----------   -------   -----------
Balance, August 31,
 2000                  15,926,863   $1,593    $4,693,922  $(5,705,948)  $(5,000)  $(1,015,433)
                       ==========   ======    ==========  ===========   =======   ===========

























See accompanying notes and accountant's report.

                               ECOM ECOM.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               For the Three Months Ended
                                          August 31, 2000    August 31, 1999
                                          ---------------    ---------------

Cash Flows from Operating Activities
 Net Loss                                    $(777,794)        $(458,001)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Add noncash items
    Depreciation and amortization               20,047            18,219
    Issuance of common stock for services
     rendered                                  823,598                 -
    Bad debts                                   15,231                 -
   Cash was increased by
    Decrease in accounts receivable             43,711            13,811
    Decrease in inventories                    136,390                 -
    Decrease in prepaid expenses and
     other assets                               33,098                 -
    Increase in accounts payable                     -           268,438
    Increase in accrued expenses                     -             1,884
    Increase in accrued interest payable         6,784             3,563
   Cash was decreased by
    Increase in inventories                          -          (103,954)
    Increase in prepaid expenses and
     other assets                                    -           (93,077)
    Decrease in accounts payable              (501,907)                -
    Decrease in accrued expenses                (6,510)                -
    Decrease in unearned revenue               (12,562)                -
                                             ---------         ---------
     Net Cash Flows Used in Operating
      Activities                              (219,914)         (349,117)
                                             ---------         ---------

Cash Flows from Investing Activities
 Purchase of property and equipment             (9,831)          (70,427)
 Acquisition of intangible assets                    -                 -
                                             ---------         ---------
     Net Cash Flows Used in Investing
      Activities                                (9,831)          (70,427)
                                             ---------         ---------
Cash Flows from Financing Activities
 Proceeds from sale of common stock and
  additional stockholder contributions          10,300                 -
 Proceeds of loans from stockholders           122,000           353,393
                                             ---------         ---------
     Net Cash Flows Provided by
      Financing Activities                     132,300           353,393
                                             ---------         ---------
Net Decrease in Cash                           (97,445)          (66,151)

Cash and Cash Equivalents at Beginning
 of Period                                     139,402           109,202
                                             ---------         ---------
Cash and Cash Equivalents at End of Period   $  41,957         $  43,051
                                             =========         =========

Supplemental Disclosures

Cash Received and Paid during the Period
 for:
  Interest income                                  406                 -
  Interest expense                               6,785             3,563



See accompanying notes and accountant's report.

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

eCom is the parent of US Amateur Sports Company, which is the parent of USA Performance Products, Inc. USA Performance Products manufactures and distributes paintball guns and accessories, and has served as a test model for e-commerce business concepts. US Amateur Sports Company (USASC) owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997, when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, a developmental project. USA SportsNet is planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations.

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc. in exchange for 675,000 shares of common stock. The transaction was closed on May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises including the San Francisco Giants, Los Angeles Dodgers, Detroit Tigers, Baltimore Orioles, Golden State Warriors, Detroit Pistons, and Pittsburgh Penguins. SDMI also creates specialty products for businesses to use as gifts, awards, premiums and employee incentives. The Company plans to expand the business of SDMI through application of its e-commerce concepts.

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

Consolidation

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. and Star Dot Marketing, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest (See Note C).

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

NOTE C - BUSINESS COMBINATION

The Company entered into a Stock Exchange Agreement with Star Dot Marketing, Inc. (SDMI), a California Corporation, on January 21, 2000 whereby the stockholders of SDMI would receive 675,000 shares of common stock of the Company in exchange for all of the outstanding shares of SDMI. The transaction has been accounted for as a pooling of interest. The transaction qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations. The balance sheets at August 31, 2000 and May 31, 2000 reflect the combined assets, liabilities and stockholders' equity of both companies, and the statements of operations for the three-month periods ended August 31, 2000 and 1999 reflect the combined operations of both companies. In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. In addition, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc.

NOTE D - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. An inventory reserve of $66,000 was recorded at August 31, 2000 and May 31, 2000 to account for slow-moving inventory, which may have to be sold at less than cost.

NOTE E - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for license fees, commercial insurance and advertising.

NOTE F - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2000 and May 31, 2000:

                                    August 31, 2000    May 31, 2000
                                    ---------------    ------------

     Computer hardware              $     170,108      $    173,661
     Computer software                     55,634            42,979
     Furniture, fixtures and
      equipment                            57,389            53,904
     Tools, dies and fixtures              57,401            57,401
     Leasehold improvements                 2,048             2,048
                                     ------------      ------------
         Total Cost                       342,580           329,993

     Accumulated
      Depreciation                        166,629           149,093
                                     ------------      ------------

      Total Net Property and
       Equipment                     $    175,951      $    180,900
                                     ============      ============

The useful lives assigned to property and equipment to compute depreciation are:

     Computer Hardware                   5 years
     Computer Software                   5 years
     Furniture, fixtures and equipment   7 years
     Tools, dies and fixtures            5 years

NOTE G - INTANGIBLE ASSETS

In May 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The rights are valued at $54,134 and are amortized over sixty months. Accumulated amortization at August 31, 2000 and May 31, 2000 is $46,172 and $43,467, respectively.

In January 1999, the Company acquired the rights to use of the toll free telephone number, 1-800-724-6822, which has been marketed as 1-800-PAINTBALL. The Company paid $20,000 in cash and 100,000 shares of the Company's common stock. This asset is reflected in the balance sheet at a gross cost of $40,000 less accumulated amortization of $15,000 and $13,000 as of August 31, 2000 and May 31, 2000, respectively. The asset is amortized over a five-year life. In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are also amortized over five years. Accumulated amortization was $3,360 and $2,800 as of August 31, 2000 and May 31, 2000, respectively.

NOTE H - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities and utility deposits.

NOTE I - LONG-TERM DEBT

Long-term debt at August 31, 2000 and May 31, 2000 consisted of:

                                                    August 31,    May 31,
                                                       2000        2000
                                                     --------    --------
A note payable dated August 12, 1997 with interest
at Wall Street Journal prime plus six percent (6%)
payable monthly.  The note is collateralized by
tangible and intangible property related to the
Viper M1 Paintball Marker and is renewed annually
and currently matures on September 1, 2001.
Interest accrued for the three months ended
August 31, 2000 and for the year ended May 31,
2000 was $3,907 and $14,573, respectively.  Total
accrued interest payable on this note payable is
$24,417.                                            $100,000     $100,000

A noninterest bearing, noncollateralized loan
from an offshore corporation that is due on
demand.                                              184,220      184,220

Three noninterest bearing, noncollateralized
loans due on demand from stockholders.               613,813      491,813

The stockholders of Star Dot Marketing, Inc.
over the past several years had made advances
to SDMI.  The advances were noncollateralized,
bore interest at an annual rate of 5.63% and
were due on demand.  The advances were converted
to an 8% noncollateralized note payable on the
date the pooling of interest took place.  The
loan matures January 2002.  Interest accrued on
the note payable through August 31, 2000 and
May 31, 2000 is $8,483 and $5,606, respectively.
At any time prior to due date, the stockholder,
at his sole discretion, can elect to cancel the
entire note payable in exchange for an equal
number of shares (one dollar is equal to one
share).                                              208,000      208,000
                                                    --------     --------
     Total Long-Term Debt                          1,106,033      984,033
     Less Current Portion                            798,033      676,033
                                                    --------     --------
     Net Long-term Debt                             $308,000     $308,000
                                                    ========     ========

The long-term notes and loans payable mature as follows:

     Year Ending May 31, 2001       $676,033
     Year Ending May 31, 2002        308,000
                                    --------
                                    $984,033
                                    ========

NOTE J - UNEARNED REVENUE

The Company entered into two similar one year consulting and compensation agreements with eWebPEO.com, Inc. (eWeb) in March and April of 2000 for $100,000 and $50,000 and a total of 1.5 million shares of eWeb's $.0001 par value common stock. The Company shall provide its skill, experience, background and expertise to assist eWeb with the implementation of the eWeb Internet web presence through the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, Internet marketing, establishing brand identity and presence, and the development and implementation of an effective Internet marketing campaign. eWeb is engaged in the business of marketing professional employer products on behalf of Professional Employer Organizations (PEO's) and securing clients for those PEO's. Either party may terminate the agreement after 30 days prior written notice. The non-refundable, but yet unearned cash portion of the agreement has been received by the Company. The 1.5 million shares of common stock have not been received.
In addition, the Company received $25,000 in cash from GoAirLandSea.com, Inc. as a non-refundable, good faith down payment for services similar to those performed as described above for eWeb. Terms of the related agreement have not been finalized. The cash payment has been recorded as unearned revenue.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities on a month-to-month basis for $4,240 per month. In addition, 17,600 shares of common stock of the Company were issued to the lessor for fixing the base rental through September 15, 2000. The Company also leases its sports memorabilia facility on a month-to-month basis for $2,595 per month. The Company leases its manufacturing facility under an operating lease, which expires June 30, 2001. Future minimum lease payments as of August 31, 2000 are:

                May 31, 2001                    $31,641
                May 31, 2002                      3,498
                                                -------

                Total Minimum Lease Payments    $35,139
                                                =======

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

NOTE L - STOCKHOLDERS' DEFICIT

The restated Stockholders' Deficit at May 31, 1999 for the combination recognized as a pooling of interest is as follows:

                                                                                                 Total
                                             Common       Paid In     Accumulated  Treasury  Stockholders'
                                             Stock        Capital       Deficit     Stock        Equity
                                           ----------    ----------    ----------  --------   -----------
eCom eCom.com, Inc.
 50,000 shares of $.0001 par value
 stock authorized, 13,708,600 issued
 and outstanding including 2,000 shares
 held in Treasury                         $    1,303    $  935,269   $  (920,006)  $(5,000)   $   11,566

Star Dot Marketing, Inc.
 2,000,000 shares of no par value
 stock authorized, 409,091 shares
 issued and outstanding                    1,230,000        40,000    (1,374,722)        -      (104,722)
                                          ----------    ----------   -----------   --------   -----------
Combined Stockholders' Equity
 at May 31, 1999                           1,231,303       975,269    (2,294,728)   (5,000)         (836)

Adjustment for retroactive pooling
 of interest - 675,000 shares of
 eCom eCom.com, Inc. common stock
 issued                                           68           (68)            -         -             -

Reclassification of Paid in Capital       (1,230,000)    1,230,000             -         -             -
                                          ----------    ----------   -----------   --------   -----------
Total Stockholders' Deficit at
 May 31, 1999                             $    1,371    $2,205,201   $(2,294,728)  $(5,000)   $  (93,156)
                                          ==========    ==========   ===========   ========   ===========


NOTE M - RELATED PARTY TRANSACTIONS

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

Derek D. Panaia, son of David J. Panaia, Chairman of the Company, was retained as a consultant to provide management oversight of USA
Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

Stratex Corporation has a loan to the Company in the amount of $100,000. Stratex is owned by Derek D. Panaia, son of David J.
Panaia, Chairman of the Company.

The Company issued 100,000 shares in May 1999 and 100,000 shares in June 2000 to ReSource Group, Inc. in exchange for promotional and related consulting services. ReSource Group, Inc. is a public relations and promotional firm of which a member of the Board, Mr. Thomas De Rita, is a principal.

NOTE N - BUSINESS SEGMENTS

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

The following is a summary of segment activity:

                                    Sports     Internet       Sports         All
                      Paintball     Events     Commerce     Memorabilia    Others(a)     Totals
                     ----------    -------   -----------   -----------    ---------   -----------
Three Months Ended:
August 31, 2000
---------------
Revenues             $1,221,998    $     -   $       126   $155,670       $       -   $ 1,377,794
Interest expense          3,907          -             -      2,878               -         6,785
Depreciation              9,163          -         5,028        589               -        14,780
Amortization              4,707          -           560          -               -         5,267
Segment loss            (40,719)         -      (687,879)   (49,196)              -      (777,794)
Segment assets          604,133          -       170,727    344,481               -     1,119,341

August 31, 1999
---------------
Revenues             $  190,355    $     -   $     1,543   $133,250       $       -   $   325,148
Interest expense          3,563          -             -          -               -         3,563
Depreciation              2,808          -         5,861      2,608           1,675        12,952
Amortization              4,707          -           560          -               -         5,267
Segment loss               (160)         -      (257,620)   (49,184)       (142,714)     (449,678)
Segment assets          310,074          -       281,296    291,073          56,702       939,145


(a) Includes amounts not allocated to operating segments.

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $936,128 at August 31, 2000 and that the Company has incurred net operating losses since inception.

In April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy, a number of the Company's shares of common stock, subject to restrictions (the "Put Option").

The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put, and the price and number of shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. On April 10, 2000 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission.
The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its rights under the agreement (See Note R). However, the Company can make no assurances that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE P - CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company generates approximately 60% of its sports memorabilia sales to one organization. At August 31, 2000, the accounts receivable from this organization represents approximately 30% of the Company's total accounts receivable.

NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2000 totals approximately $3.1 million. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE R - PRIVATE EQUITY LINE

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended August 31, 2000 and 1999 and the Form 10-KSB for the fiscal year ended May 31, 2000.

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

Results of Operations

     Comparison of the three months ended August 31, 2000 with the three months ended August 31, 1999
------------------------------------------------------------------

Revenue for the three month period ended August 31, 2000 was $1,377,794 compared to $325,148 of revenue recorded during the same period of the prior year. Of the $1,052,646 increase, $1,030,100 was attributable to the growth in our paintball business. Summer is the slow season for paintball sales because the heavy protective clothing worn while playing paintball is uncomfortable in high temperatures. The strength of our paintball sales during this period reflected the strong customer base built through our 800-paintball marketing program and our growing share of the expanding paintball market.

Gross profit grew from $113,424 in the prior year period to $401,054 in the current quarter. Although this represents a decline in gross profit as a percentage of sales from 35% in the prior year period to 29% in the current quarter, this was a marked improvement over the profit margins of 7-8% realized during the last half of the prior fiscal year. This improvement was achieved by greater focus on sales of our own Viper M1 product line as opposed to sales generated through distribution of other manufacturers' products. Our margins on sales of these other manufacturers' products are also beginning to improve as a result of our growing ability to command better pricing due to higher volume.

Our Star Dot subsidiary contributed $155,670 in revenues in the current quarter compared to $133,250 in the same period last year. As our e-commerce concepts are implemented for this sports memorabilia business, we expect Star Dot revenues to grow.

Revenue from the eCom eCom SuperHUB and B2B Plus programs is expected to grow gradually as our marketing efforts catch the attention of potential small business clients. To date, all significant revenues ($150,000 in cash received and 1.5 million shares of common stock to be received from eWebPEO.com, Inc. plus $25,000 in cash received from GoAirLandSea.com, Inc.) have been recorded as unearned revenue and are not reflected in our statement of operations.

Sales and marketing expenses rose from $171,373 in last year's first quarter to $261,558 in the quarter ended August 31, 2000. This increase reflected the growth in our marketing programs combined with the addition of key sales personnel in our paintball subsidiary. Product development expense grew from $118,289 in the prior year quarter to $156,026 in the current three-month period. This increase was created by our continued efforts to develop and refine our e-commerce properties and work performed to develop a new, lower-cost paintball marker. General and administrative expense of $734,838 represented an increase of $476,489 over the prior year period. This was the result of additional payroll, consulting fees, professional fees and office expense associated with our company's overall growth. Depreciation and amortization expense rose from $18,219 to $20,047 as a result of fixed asset additions. Interest expense was higher, $6,785 in the current period compared to $3,563 in the prior year period, primarily due to interest paid on a note due to the former stockholders of Star Dot Marketing.

Our developmental activities and the related expenditures resulted in a net loss of $777,794 in the current year period compared to a loss of $458,001 in the same period of the prior year.

Liquidity and Capital Resources

At August 31, 2000, current assets totaled $820,041 compared to $1,141,009 at the end of the prior fiscal year. Balances in all asset categories decreased. A decrease in cash of $97,445 and in inventories of $136,390 reflected management's focus on reducing accounts payable which had grown rapidly during the prior fiscal year while keeping pace with the growth in our paintball sales. Accounts receivable decreased from $156,959 at May 31, 2000 to $98,017 as of August 31, 2000. This was primarily a reflection of the seasonality in paintball sales with a decline in paintball activity during the heat of August. Current liabilities dropped from $2,148,724 at the end of the prior fiscal year to $1,756,529 at the end of the current quarter, a decrease of $392,195. A reduction of $501,907 in accounts payable was partially offset by an increase of $122,000 in stockholder loans.

Net cash used in operating activities was $219,914 during the current three months compared to $349,117 during the same period of the prior year. A principal use of cash in both periods was to fund our net loss from operations. In the current period, the significant use of cash to reduce accounts payable ($501,907) would have resulted in a much greater net cash outflow for operating activities had we not offset this amount by the issuance of common stock as payment for services rendered ($823,598).

Net cash used in investing activities was $9,831 during the current period compared to $70,427 in the prior year period. This difference was caused by the acquisition of computer hardware and related electronic equipment during the prior year period.

Net cash provided by financing activities decreased from $353,393 during the first three months of the prior year to $132,300 during the current quarter. This difference reflected a reduction in the proceeds from loans from stockholders.

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. We have an equity line of credit in place with Swartz Private Equity, LLC. However, the amount of common stock we can require Swartz to purchase is tied to the market for our common stock. Consequently, if market volume and price decline, so does the amount of common stock we can put to Swartz. To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues, including advertising and promotion of both its e-commerce programs and paintball products, will be substantially limited. Should the Company be unable to obtain continued funding, its operations may be adversely affected.

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

None

ITEM 5.   Other Events.

None

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

       EXHIBIT
       NUMBER      DESCRIPTION                   LOCATION

         27        Financial Data Schedule       Filed herewith
                                                 electronically

(b)  Reports on Form 8-K:

None

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              ecom ecom.com, inc.




October 19, 2000           By:/s/ David J. Panaia
                              David J. Panaia, Chairman of the Board
                              and Principal Financial Officer