Form 10QSB
period 2000-11-30
ECOM ECOM COM INC
filed 2001-01-22
CIK 1000459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      November 30, 2000
For the quarterly period ended ______________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to ___________

Commission file number  ____________________________


eCom eCom.com, Inc.
__________________________________________________
(Exact name of small business issuer as specified in its charter

			Florida			     65-0538051
_______________________________________________
(State or other jurisdiction of incorporation or organization)      ( IRS
Employer Identification No.)

3801 PGA Boulevard, Suite 1026, Palm Beach Gardens, FL  33410
_________________________________________________________________ (Address of
principal executive offices)

	561	   	 622	   	      4395
(___________) _________ - ______________________________________
(Issuers telephone number)

N/A
_________________________________________________________________ (Former name, former address and formal fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
 ____________________________________

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]























         eCOM eCOM.COM, INC.
          FINANCIAL STATEMENTS

          November 30, 2000















































TABLE OF CONTENTS


							       Page

INDEPENDENT ACCOUNTANT'S REPORT			         1

FINANCIAL STATEMENTS

Consolidated Balance Sheets				          2

Consolidated Statements of Operations		          3

Consolidated Statements of Stockholders' Equity	     5

Consolidated Statements of Cash Flows			     6

Notes to Financial Statements					     8













WIESENECK, ANDRES & COMPANY, P.A.
Certified Public Accountants
772 U.S. HIGHWAY 1, SUITE 200
NORTH PALM BEACH, FLORIDA 33408
(561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.
		      FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying balance sheets of eCom eCom.com, Inc. as of November 30, 2000 and May 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-month periods and the six-month periods ended November 30, 2000 and November 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such as opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $1 million and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


	Wieseneck, Andres & Company, P.A.


January 19, 2001

Page 1 of 17



eCOM eCOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

November 30, 2000				May 31, 2000


ASSETS


Current Assets

Cash and cash equivalents


 $             56,483

 $     139,402


Accounts receivable, net of allowance for

doubtful accounts of $6,500

               76,434

       156,959

Inventories

              533,262

       769,383



Prepaid expenses



               33,410

        61,326



Other current assets


                  602

        13,939




Total Current Assets


              700,191

     1,141,009



Property and Equipment, net

              162,810

       180,900


Other Assets



Intangible assets, net


               35,535

        46,069



Other assets



               20,592

        11,942




Total Other Assets


               56,127

        58,011






Total Assets



 $            919,128

 $   1,379,920




LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities



Bank overdraft



               37,165

           -



Accounts payable



 $            762,620

 $   1,237,036



Accrued expenses



               10,067

        21,977



Unearned revenue



              125,000

       187,562



Current portion of long term debt

              883,833

       676,033



Interest accrued on current portion
               42,579

        26,116




Total Current Liabilities

            1,861,264

     2,148,724

















Notes Payable, Net of Current Portion
              208,000

       308,000




Total Liabilities


            2,069,264

     2,456,724

















Stockholders' Equity








Common stock, $.0001 par value, 50 million







shares authorized, 16,729,901 and







14,885,675 shares issued and out-







standing including 2000 shares held in







treasury.




                1,673

         1,489



Paid-in capital



            5,179,012

     3,854,861



Accumulated deficit


           (6,325,821)

    (4,928,154)



Treasury stock



               (5,000)

        (5,000)




Total Stockholders' Deficit

           (1,150,136)

    (1,076,804)




















Total Liabilities and Stockholders' Equity
 $            919,128

 $   1,379,920
































See accompanying summary of accounting policies, notes to financial statements and independent's review report






















Page 2 of 17




eCOM eCOM.COM, INC.







CONSOLIDATED STATEMENTS OF OPERATIONS





(Unaudited)



























Six Months

Six Months











Ended

Ended











November 30, 2000

November 30, 1999


Revenues























Net Sales



 $               2,489,797

 $                 451,571



Cost of Sales



                 1,910,519

                    410,937


















Gross Profit



                    579,278

                      40,634
















Other Operating Expenses








Sales and marketing


                    322,153

                    282,330



Product development


                    220,807

                    264,949



General and administrative


                 1,377,466

                    274,594



Depreciation and amortization

                      40,478

                      32,260


















Total Operating Expenses

                 1,960,904

                    854,133
















Loss From Operations


                (1,381,626)

                   (813,499)
















Other Income (Expense)








Interest Income



                        1,504

                             -



Interest Expense



                     (17,545)

                       (7,178)


















Net Other Expenses


                     (16,041)

                       (7,178)
















Net Loss




 $              (1,397,667)

 $                (820,677)
















Net Loss Per Common Share


 $                    (0.088)

 $                    (0.063)
















Weighted Average Shares outstanding

                15,867,325

                13,027,350











See accompanying summary of accounting policies, notes to financial statements and independent's review report







    Page 3 of 17




eCOM eCOM.COM, INC.







CONSOLIDATED STATEMENTS OF OPERATIONS





(Unaudited)



























Three Months

Three Months











Ended

Ended











November 30, 2000

November 30, 1999


Revenues




Net Sales



 $               1,112,004

 $                 259,673



Cost of Sales



                    933,779

                    256,091


















Gross Profit



                    178,225

                        3,582
















Other Operating Expenses








Sales and marketing


                      60,595

                    136,881



Product development


                      64,781

                    146,660



General and administrative


                    644,011

                    119,960



Depreciation and amortization

                      20,431

                      16,649


















Total Operating Expenses

                    789,818

                    420,150
















Loss From Operations


                   (611,593)

                   (416,568)
















Other Income (Expense)








Interest Income



                        1,098

                             -



Interest Expense



                     (10,760)

                       (3,615)


















Net Other Expenses


                       (9,662)

                       (3,615)
















Net Loss




 $                (621,255)

 $                (420,183)
















Net Loss Per Common Share


 $                    (0.038)

 $                    (0.032)
















Weighted Average Shares outstanding

                16,328,382

                13,171,100









See accompanying summary of accounting policies, notes to financial statements and independent's review report







    Page 4 of 17

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)



Common Stock


Additional





Total



Number of

At

Paid In

Accumulated

Treasury

Stockholders'














Shares

Par Value

Capital

Deficit

Stock

Deficiency




Balance, May 31, 1998
   11,894,600

 $     1,189

 $     484,361

 $     (545,921)

 $    (5,000)

 $      (65,371)







Issuance of




Common Stock


     1,089,000

           109

        450,913

                 -

             -

        451,022


Star Dot Marketing















Pooling of Interest

       675,000

             68

     1,269,932

     (1,129,201)

             -

        140,799


Net Loss






                -

             -

                -

        (619,606)

             -

       (619,606)









Balance, May 31, 1999
   13,658,600

        1,366

     2,205,206

     (2,294,728)

       (5,000)

         (93,156)





Issuance of






Common Stock


     1,227,075

           123

     1,649,655

                 -

             -

     1,649,778


Net Loss






                -

             -

                -

     (2,633,426)

             -

    (2,633,426)








Balance, May 31, 2000
   14,885,675
#
        1,489
#
     3,854,861
#
     (4,928,154)

       (5,000)
#
    (1,076,804)







Issuance of




Common Stock


     1,844,226

           184

     1,324,151

                 -

             -

     1,324,335


Net Loss






                -

             -

                -

     (1,397,667)

             -

    (1,397,667)










Balance, November 30, 2000
   16,729,901
#
        1,673
#
     5,179,012
#
     (6,325,821)

       (5,000)
#
    (1,150,136)





See accompanying summary of accounting policies, notes to financial statements and independent's review report












Page 5 of 17

eCOM eCOM.COM, INC.







CONSOLIDATED STATEMENTS OF CASH FLOWS




(Unaudited)






















Six Months

Six Months













Ended

Ended













November 30, 2000

November 30, 1999
















Cash Flows From Operating Activities






Net Loss







 $             (1,397,667)

 $                (820,677)


Adjustments to reconcile net loss to net cash used







in operating activities






                            -


Add noncash items










Depreciation and amortization



                     40,478

                     32,260


Cash was increased by










Decrease in accounts receivable



                     81,258

                       9,447



Decrease in inventory




                    236,121

                            -



Decrease in prepaid assets



                     27,916

                            -



Decrease in other current assets


                     13,337

                            -



Increase in accounts payable



                            -

                    430,881



Increase in accrued interest payable


                     16,463

                       7,177


















Cash was decreased by









Increase in prepaid assets



                            -

                    (65,561)



Increase in inventory




                            -

                   (106,586)



Increase in other assets



                      (8,650)

                            -



Decrease in accounts payable



                   (474,416)

                            -



Decrease in accrued expenses



                    (11,910)

                            -



Decrease in unearned revenue



                    (62,562)

                            -




















Net Cash Flows Used in Operating Activities

                (1,539,632)

                   (513,059)
















Cash Flows From Investing Activities






Purchase of equipment




                    (12,587)

                    (70,863)





See accompanying summary of accounting policies, notes to financial statements and independent's review report







Page 6 of 17
eCOM eCOM.COM, INC.







CONSOLIDATED STATEMENTS OF CASH FLOWS




(Unaudited)






Six Months

Six Months













Ended

Ended













November 30, 2000

November 30, 1999
Cash Flows From Financing Activities






Proceeds from sale of common stock







and additional stockholder contributions


                 1,324,335

                    309,944

Proceeds of loans from stockholders



                    107,800

                    176,303


















Net Cash Flows Provided by Financing Activities

                 1,432,135

                    486,247
















Net Increase in Cash




                   (120,084)

                    (97,675)
















Cash and Cash Equivalents at Beginning of Year

                    139,402

                    105,857
















Cash and Cash Equivalents at End of Year


 $                   19,318

 $                    8,182








See accompanying summary of accounting policies, notes to financial statements and independent's review report







Page 7 of 17

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

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc. in exchange for 675,000 shares of common stock. The transaction were closed on May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises including the San Francisco Giants, Detroit Tigers, Baltimore Orioles, Golden State Warriors, Detroit Pistons, and Pittsburgh Penguins. SDMI also creates specialty products for businesses to use as gifts, awards, premiums and employee incentives. The Company plans to expand the business of SDMI through application of its e-commerce concepts.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounts on the accrual basis of

See accompanying Independent Accountants' review report.

Page 8 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


See accompanying Independent Accountants' review report.

Page 9 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization

Intangible assets consisting of rights to technology and associated trademarks are amortized using the straight-line method over five years.

Inventories

Inventories are stated at the lower of cost or market using the first in first out method.

NOTE C - BUSINESS COMBINATION

The Company entered into a Stock Exchange Agreement with Star Dot Marketing, Inc. (SDMI), a California Corporation, on January 21, 2000 whereby the stockholders of SDMI would receive 675,000 shares of common stock of the Company in exchange for all of the outstanding shares of SDMI. The transaction has been accounted for as a pooling of interest. The transaction qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations. The financial statements at November 30, 2000 and May 31, 2000 reflect the combined assets, liabilities, stockholders' equity and operations of both companies. In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. In addition, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc.

NOTE D - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. An inventory reserve of $66,000 was recorded at November 30, 2000 to account for slow-moving inventory, which may have to be sold at less than cost.

NOTE E - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for license fees, commercial insurance and advertising.

NOTE F - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November
30, 2000 and May 31, 2000:



See accompanying Independent Accountants' review report.

Page 10 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The useful lives assigned to property and equipment to compute depreciation is:



NOTE G - INTANGIBLE ASSETS

In May 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The rights are valued at $54,134 and are amortized over sixty months.
Accumulated amortization at November 30, 2000 and May 31, 2000 is $48,878 and $43,467 respectively.

In January 1999, the Company acquired the rights to use of the toll free telephone number, 1-800-724-6822, which has been marketed as 1-800-PAINTBALL. The Company paid $20,000 in cash and 100,000 shares of the Company's common stock. This asset is reflected in the balance sheet at a gross cost of $40,000 less accumulated amortization of $17,000 and $13,000 as of November 30, 2000 and May 31, 2000, respectively. The asset is amortized over a five-year life. In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are also amortized over five years. Accumulated amortization was $3,920 and $2800 as of November 30, 2000 and May 31, 2000, respectively.





See accompanying Independent Accountants' review report.

Page 11 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of its office facilities and utility deposits.

NOTE I - LONG-TERM DEBT

Long-term debt at November 30, 2000 and May 31, 2000 consisted of:




Principal maturities are as follows for the next five years ending
November 30:



See accompanying Independent Accountants' review report.

Page 12 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - LONG-TERM DEBT (continued)



NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities on a month-to-month basis for $4,240 per month. In addition, 17,600 shares of common stock of the Company were issued to the lessor for fixing the base rental through September 15, 2000. The Company also leases its sports memorabilia facility on a month-to-month basis for $2,595 a month. The Company leases its manufacturing facility under an operating lease, which expires June 30, 2001. Future minimum lease payments as of November 30, 2000 are:




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

NOTE K - RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in

See accompanying Independent Accountants' review report.

Page 13 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (continued)

support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. In 1999, the Company issued 150,000 shares of common stock in cancellation of indebtedness of $111,780. The Company is currently indebted to Axis for $184,220.

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

NOTE L - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company has three reportable segments: paintball products, Internet commerce and sports memorabilia. The paintball segment manufactures and distributes paintball guns and accessories. The events segment has produced the All American Bowl, a national high school football all-star game. The Internet segment provides an e-commerce infrastructure to enable small businesses to expand to the Internet. The sports memorabilia segment acquires various signed sports related items from individuals in the various professional leagues for resale.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:





See accompanying Independent Accountants' review report.

Page 14 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - BUSINESS SEGMENTS (continued)



NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $1,061,073 at November 30, 2000 and that the Company has incurred net operating losses since inception.

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

See accompanying Independent Accountants' review report.

Page 15 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN (continued)

However, the Company can make no assurances that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE N - CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company generates approximately 60% of its sports memorabilia sales to one organization. At November 30, 2000, the accounts receivable from this organization represents approximately 50% of the Company's total accounts receivable.

NOTE O- INCOME TAXES

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

NOTE P - PRIVATE EQUITY LINE

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

The dollar amount sold to Swartz in each Put, may be up to $10 million but shall not exceed 15% of the aggregate dollar volume of the Common Stock traded on the company's primary exchange during the 20 day Purchase period beginning on the business day following the Put Date for such Put, excluding any days where 92% of the low trade price would be less than the Floor Price, unless

See accompanying Independent Accountants' review report.

Page 16 of 17
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - PRIVATE EQUITY LINE (continued)

otherwise agreed by Swartz; provided that the Purchase Period shall be extended by one business day for each Excluded Day, up to a maximum extension of 5 business days.

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

See accompanying Independent Accountants' review report.

Page 17 of 17


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended November 30, 2000 and 1999 and the Form 10-
KSB for the fiscal year ended May 31, 2000.

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

Results of Operations

Comparison of the three months ended November 30, 2000
with the three months ended November 30, 1999
----------------------------------------------------------------

Revenue for the three months period ended November 30, 2000 was $1,112,004 compared to $338,672 of revenue recorded during the same period of the prior year. The majority of this $773,332 increase was attributable to the growth in our paintball business, which had revenues of $841,083 for the three months ended November 30, 2000. The strength of our paintball sales during this period reflected the strong customer base built through our 800-paintball marketing program and our growing share of the expanding paintball market.

Gross profit grew from $52,419 in the prior year period to $178,225 in the current quarter. The gross profit percentage of +6% did not vary significantly from the prior year.

Our Star Dot subsidiary contributed $120,380 in revenues in the current quarter. As our e-commerce concepts are implemented for this sports memorabilia business, we expect Star Dot revenues to grow.

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

Sales and marketing expenses declined from $156,771 in last year's first quarter to $60,595 in the quarter ended November 30, 2000. This decrease was primarily due to a reduction in our marketing expenses, advertising and personnel. Product development expense declined from $146,660 in the prior year quarter to $64,781 in the current three-month period. This decrease was due to the fact that work on developing the Viper M1 paintball marker was completed. General and administrative expense of $644,011 represented an increase of $433,894 over the prior year period. This was the result of additional payroll, consulting fees, professional fees and office expense associated with our company's overall growth. Depreciation and amortization expense rose from $17,955 to $20,431 as a result of fixed asset additions. Interest expense was higher, $10,760 in the current period compared to $3,615 in the prior year period, primarily due to interest paid on a note due to the former stockholders of Star Dot Marketing.

Our developmental activities and the related expenditures resulted in a net loss of $621,255 in the current year period compared to a loss of $482,669 in the same period of the prior year.

Liquidity and Capital Resources

At November 30, 2000, current assets totaled $663,026 compared to $1,141,009 at the end of the prior fiscal year. Balances in all asset categories decreased. A decrease in cash of $120,084 and in inventories of $236,121 reflected management's focus on reducing accounts payable, which had grown rapidly during the prior fiscal year while keeping pace with the growth in our paintball sales. Accounts receivable decreased from $156,959 at May 31, 2000 to $76,434 as of November 30, 2000. Current liabilities dropped from $2,148,724 at the end of the prior fiscal year to $1,724,099 at the end of the current quarter, a decrease of $424,625. A reduction of $474,416 in accounts payable was partially offset by an increase of $107,800 in the current portions of long term debt.

Net cash used in operating activities was $1,319,718 during the current three months compared to $163,942 during the same period of the prior year. A principal use of cash in both periods was to fund our net loss from operations.

Net cash used in investing activities was $3,756 during the current period compared to $436 in the prior year period.

Net cash provided by financing activities increased from +$132,854 during the three months ended November 30, 2000 to $1,299,835 during the current quarter. This difference reflected proceeds from sales of common stock.

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

eCom eCom.com, Inc.



By:/s/ David J. Panaia
January 19, 2001
David J. Panaia, Chairman of the Board
and Principal Financial Officer