Form 10QSB
period 2001-02-28
ECOM ECOM COM INC
filed 2001-04-19
CIK 1000459

SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington,  DC  20549

                              Form 10-QSB


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR
             15(D)  OF  THE SECURITIES  EXCHANGE  ACT OF  1934

          For  the  quarterly  period  ended  February  28,  2001

                   Commission  File  Number  33-96638-A


                            ecom  ecom.com, inc.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Florida                     65 -0538051
     ------------------------------- -------------------
    (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)   Identification No.)

                      2700  PGA Boulevard,  Suite  103
                    Palm Beach Gardens,  Florida  33410
-----------------------------------------------------------------
               (Address of principal executive offices)

                             (561)  622-4395
-----------------------------------------------------------------
         (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No  ___

As of February 28, 2001, the issuer had 17,129,901 shares of common stock, $.0001 Par Value, outstanding.

Transitional  Small  Business  Disclosure  format:
Yes  ___  No   X_

















                                    eCOM eCOM.COM, INC.
                            CONSOLIDATED FINANCIAL STATEMENTS

                                    February 28, 2001































eCom eCom.com, Inc.						   Form 10-QSB
								   February 28, 2001


                                     INDEX

									       PAGE
NO.
PART  I  FINANCIAL  INFORMATION


ITEM 1   FINANCIAL  STATEMENTS

Independent Accountant's Report 1
		Consolidated Balance Sheets:
		    February 28, 2001 and May 31, 2000
                (Unaudited)  							  2

		Consolidated Statements of Operations:
		    Nine Months Ended February 28, 2001 and
		    February 29, 2000  (Unaudited)				  4

		Consolidated Statements of Operations:
		    Three Months Ended February 28, 2001 and
		    February 29, 2000  (Unaudited)				  5

		Consolidated Statements of Shareholders' Deficit
		    Years Ended May 31, 2000 and 1999 and the
		    Nine Months Ended February 28, 2001
                (Unaudited)							  6

		Consolidated Statements of Cash Flows:
		    Nine Months Ended February 28, 2001 and
		    February 29, 2000  (Unaudited) 			 	  7

		Notes to Consolidated Financial Statements		  9


ITEM  2	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
		OR  PLAN  OF  OPERATION  					 22


PART  II	OTHER  INFORMATION

		ITEMS  1-6  							 27


                                WIESENECK, ANDRES & COMPANY, P.A.
                             Certified Public Accountants
                             772 U.S. HIGHWAY 1, SUITE 200
                            NORTH PALM BEACH, FLORIDA  33408

THOMAS B. ANDRES, C.P.A., C.V.A.	          	 FAX (561) 626-3453
PAUL M. WIESENECK, C.P.A.                       PHONE(561) 626-0400

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying balance sheets of eCom eCom.com, Inc.
as
of
February 28, 2001 and May 31, 2000, and the related consolidated statements of operations, for the three-month periods and the nine-month periods ended
February 28, 2001 and February 28, 2000, the consolidated statement of stockholders' deficit from May 31, 1998 through February 28, 2001, and the consolidated statement of cash flows for the nine month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

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




April 18, 2001
                                       Page 1
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

   ASSETS 		          February 28, 2001       May 31, 2000
Current
  Cash and cash equivalents      $     93,444       $    139,402
  Accounts receivable, net of
  allowance for doubtful accounts
  of $6,500   				   64,610            156,959
  Inventories                         496,897   	   769,383
  Prepaid expenses                     23,749             61,326
  Other current assets                    602             13,939
                                 ____________       ____________
Total Current Assets                  679,302          1,141,009
                                 ____________	    ____________

Property and Equipment, net           147,645            180,900
                                 ____________       ____________
Other Assets
  Intangible assets, net	         30,269             46,069
  Other assets                         12,092             11,942
                                 ____________	    ____________
Total Other Assets                     42,361             58,011
					   ____________	    ____________

Total Assets                     $    869,308       $  1,379,920
				         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable               $    730,189       $  1,237,036
  Accrued expenses                      8,052             21,977
  Unearned revenue                    125,000            187,562
  Current portion of
  long term debt                      824,833            676,033
  Interest accrued on
  current portion                      50,802             26,116
                                 ____________        ___________



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     Page 2


ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                            February 28, 2001       May 31, 2000

Total Current Liabilities           1,738,876          2,148,724

Notes Payable, Net of
Current Portion                       308,000            308,000
                                 ____________        ___________
Total Liabilities                   2,046,876          2,456,724

Stockholders' Equity
  Common stock, $.0001 par value,
  50 million shares authorized,
  17,129,901 and 14,885,675 shares
  issued and outstanding including
  2000 shares held in treasury          1,713             1,489
  Paid-in capital                   5,328,972         3,854,861
  Accumulated deficit              (6,503,253)       (4,928,154)
  Treasury stock                       (5,000)           (5,000)
					   ____________	   _____________
Total Stockholders' Deficit        (1,177,568)       (1,076,804)
					   ____________	   _____________
Total Liabilities and
Stockholders' Equity            $     869,308       $  1,379,920
                                =============	  ==============













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                   Page 3
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                               	 Nine Months Ended
                           February 28, 2001   February 29, 2000

Revenues
  Net Sales                   $    2,984,078      $   1,683,924
  Cost of Sales                   (2,157,301)        (1,408,799)
                              ______________       _____________
Gross Profit                         826,777            275,125
                              ______________       _____________
 Other Operating Expenses
  Sales and marketing                367,594            719,785
  Product development                272,588            421,154
  General and administrative       1,676,843            849,160
  Depreciation and amortization       60,909             54,002
                              ______________	  _____________
Total Operating Expenses           2,377,934          2,044,101
					______________	  _____________
Loss from Operations              (1,551,157)        (1,768,976)

Other Income (Expense)
  Interest income                     1,826                   -
  Interest expense                  (25,768)            (10,793)
                              ______________	   ____________
	Net Other Expenses            (23,942)            (10,793)
                              ______________	   ____________
Net Loss                      $  (1,575,099)        $(1,779,769)
					==============	   ============

Net Loss Per Common Share     $       (0.10)        $     (0.13)
					==============	   ============
Weighted Average
Shares Outstanding                16,221,517         13,917,500
					==============	   ============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                    Page 4
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                	 Three Months Ended
                           February 28, 2001   February 29, 2000

Revenues
  Net Sales                   $      494,051       $  1,020,104
  Cost of Sales                     (246,782)          (910,822)
                              ______________	 ______________
Gross Profit                         247,269            109,282
                              ______________	 ______________
 Other Operating Expenses
  Sales and marketing                 45,441            390,009
  Product development                 51,780            156,205
  General and administrative         299,148            380,694
  Depreciation and amortization       20,431             17,828
                              ______________	 ______________
Total Operating Expenses             416,800            944,736
                              ______________	 ______________
Loss from Operations                (169,531)          (835,454)

Other Income (Expense)
  Interest income                        322                  -
  Interest expense                    (8,223)            (3,615)
                              ______________      ______________
	Net Other Expenses              (7,901)            (3,615)
                              ______________      ______________
Net Loss                      $     (177,432)     $    (839,069)
					==============      ==============

Net Loss Per Common Share     $        (0.01)     $       (0.06)
					==============	  ==============
Weighted Average
Shares Outstanding                16,929,901          14,342,882
					==============	  ==============






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                  Page 5
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

      Number                       Accum-              Stock-
       of      At Par   Paid-In    ulated   Treasury  holders
	Shares    Value    Capital   Deficit   Stock    Deficit
    -------   ------  ---------   -------- --------  -------
Balance, May 31, 1998
 11,894,600    1,189    484,361  (545,921) (5,000)     (65,371)

Issuance of Common Stock
  1,089,000      109    450,913         -       -      451,022

Star Dot Marketing Pooling of Interest
    675,000       68  1,269,932 (1,129,201)     -      140,799

Net Loss
          -        -          -   (619,606)     -     (619,606)
 ----------    -----  ---------  ---------- ------  -----------
Balance, May 31, 1999
 13,658,600    1,366  2,205,206 (2,294,728) (5,000)    (93,156)

Issuance of Common Stock
  1,227,075      123  1,649,655         -       -    1,649,778

Net Loss
          -        -          - (2,633,426)     -   (2,633,426)
 ----------    -----  --------- ---------- ------  ------------
Balance, May 31, 2000
 14,885,675    1,489  3,854,861 (4,928,154) (5,000) (1,076,804)
Issuance of Common Stock
  2,244,226      224  1,474,111          -      -    1,474,335
Net Loss
          -        -          - (1,575,099)     -   (1,575,099)
 ----------    -----  --------- ---------- ------  ------------
Balance, February 28, 2001
 17,129,901   $1,713 $5,328,972$(6,503,253)$(5,000)$(1,177,568)
 ----------  -------  --------- ---------- -------  -----------



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                  Page 6
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                       	            Nine Months Ended
                           February 28, 2001   February 29, 2000
Cash flows from operating activities

Net Loss			 	$(1,575,099)	$(1,779,769)
Reconciling adjustments:
Depreciation and amortization	     60,909		     54,002
(Increase) Decrease in:
  Accounts receivable	 	     92,349		     35,441
  Inventories			    272,487		   (205,893)
  Other current assets             50,913	          (55,751)
  Other assets				  583	           (3,669)
(Increase) Decrease in:
  Accounts payable
   & accrued expenses:		   (496,085)	    504,502
  Unearned revenue		    (62,562)	          0
					------------     ------------
    Net cash used by
operating activities 	       (1,656,505)	 (1,451,137)
					------------	------------
Cash flows from investing activities

Acquisition of property
 and equipment			    (12,587)	    (82,396)
					------------	------------
    Net cash used by
investing activities	    	    (12,587)	    (82,396)
					------------	------------
Cash flows from financing activities

Proceeds from sale of stock	  1,474,335	         1,162,925
Proceeds from stockholders'
 loans - net                      148,799 	    312,125
        				-----------		------------
    Net cash provided by
     financing activities	  1,623,134		  1,475,050
					-----------		------------
    Net decrease in cash	    (45,958)	    (58,483)


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                  Page 7

ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                     Nine Months Ended
                        February 28, 2001   February 29, 2000
Cash balance,
 beginning of period              139,402             109,202
					-----------	     ------------
    Cash balance,
    end of period            $     93,444         $    50,719
					===========	     ============
Supplemental Disclosures
Cash paid during the year for:

Interest income              $      1826                  -
Interest expense                       -                  -
Income taxes                 $       800         $      800






















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                 Page 8
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. (the Company) was incorporated in the State of Florida on
June 14, 1994. The Company developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCom eCom B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCom eCom SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products. However, we recently have revised our business model in order to focus on the design and resale of software that compresses, stores, protects and transmits large data files in any format including images, full motion video, audio and text. Our intention is to divest all other product lines to concentrate on the development of the market for this software, which we have named DryIce. Our mission is to make this software available to reduce bandwidth demand and facilitate development of custom applications that are not feasible using technology currently available.

The Company was incorporated under the name US Amateur Sports, Inc. but changed its name in January 1999 to better reflect its business operations.
eCom is the parent of US Amateur Sports Company, which is the parent of
USA
Performance Products, Inc. USA Performance Products manufactures and distributes paintball guns and accessories, and has served as a test model for e-commerce business concepts. US Amateur Sports Company (USASC) owns the rights to: (1) the All American Bowl, a high school football all-
star game, last played in 1997, when it was broadcast to over 40 million
households; (2) the ProCard/ComCard, a prepaid phone card concept; and
(3)
USA SportsNet which was planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations.

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc.
in exchange for 675,000 shares of common stock. The transaction was closed on May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises including the San Francisco
Giants, Los Angeles Dodgers, Detroit Tigers, Baltimore Orioles,
Pittsburgh

See accompanying independent accountants' review report.

                                   Page 9

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS (CONTINUED)

Pirates, Golden State Warriors, Detroit Pistons, and Pittsburgh
Penguins.
SDMI also creates specialty products for businesses to use as gifts, awards, premiums and employee incentives.

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

Consolidation

The consolidated financial statements of the Company include the accounts
of
USA Performance Products, Inc. and Star Dot Marketing, Inc.  The
Company
formed USA Performance Products, Inc. as a separate wholly owned subsidiary
on January 20, 1998 and transferred all assets related to the manufacture
and
sale of the Viper M1 paintball marker and accessories to this new corporation. We expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-paintball toll-free telephone number and related website. Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest (See Note C).

Revenue Recognition

Revenue from the sale of paintball markers and accessories and sports related memorabilia is recognized at the time title is transferred which is normally on shipment of the goods. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.


See accompanying independent accountants' review report.

                                 Page 10
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE C - BUSINESS COMBINATION

The Company entered into a Stock Exchange Agreement with Star Dot
Marketing,
Inc. (SDMI), a California Corporation, on January 21, 2000 whereby the stockholders of SDMI would receive 675,000 shares of common stock of the
Company in exchange for all of the outstanding shares of SDMI. The transaction has been accounted for as a pooling of interest. The transaction qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(B)
of
the Internal Revenue Code and related Treasury Regulations.  The balance
sheets at February 28, 2001 and May 31, 2000 reflect the combined assets,
liabilities and stockholders' equity of both companies, and the statements
of
operations for the nine-month and three-month periods ended February
28,
2001
and February 29, 2000 reflect the combined operations of both companies.
In
accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc.
See accompanying independent accountants' review report.
                                  Page 11
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. An inventory reserve of
$66,000 was recorded at February 28, 2001 and May 31, 2000 to account for slow-moving inventory, which may have to be sold at less than cost.

NOTE E - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for license fees, commercial insurance and advertising.

NOTE F - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 2001 and
May 31, 2000:

                               February 28, 2001    May 31, 2000
                               -----------------    ------------

     Computer hardware          $     170,108      $    173,661
     Computer software                 55,634            42,979
     Furniture, fixtures and
      equipment                        57,389            53,904
     Tools, dies and fixtures          57,401            57,401
     Leasehold improvements             2,048             2,048
                                  ------------      ------------
         Total Cost                   342,580           329,993

     Accumulated
      Depreciation                    194,935           149,093
                                  ------------      ------------

      Total Net Property and
       Equipment                 $    147,645      $    180,900
                                 ============      ============





See accompanying independent accountants' review report.

                                   Page 12
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - PROPERTY AND EQUIPMENT (CONTINUED)

The useful lives assigned to property and equipment to compute depreciation are:

     Computer Hardware                   5 years
     Computer Software                   5 years
     Furniture, fixtures and equipment   7 years
     Tools, dies and fixtures            5 years

NOTE G - INTANGIBLE ASSETS

In May 1996, the Company acquired the assets of Performance Paintball
Products,
Inc. Included in the purchase were exclusive rights to use of the Viper name and
related technology used in the manufacture of the Viper M1 paintball marker.
The rights are valued at $54,134 and are amortized over sixty months. Accumulated amortization at February 28, 2001 and May 31, 2000 is $51,585
and
$43,467, respectively.

In January 1999, the Company acquired the rights to use of the toll free
telephone number, 1-800-724-6822, which has been marketed as 1-800-
PAINTBALL.
The Company paid $20,000 in cash and 100,000 shares of the Company's common
stock.  This asset is reflected in the balance sheet at a gross cost of
$40,000
less accumulated amortization of $19,000 and $13,000 as of February 28, 2001 and
May 31, 2000, respectively. The asset is amortized over a five-year life.
In
February 1999, the Company acquired two Internet websites, AclassifiedAd and
Swapandshop, for a total cost of $11,200. These assets are also amortized over five years. Accumulated amortization was $4,480 and $2,800 as of February
28,
2001 and May 31, 2000, respectively.

NOTE H - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities and utility deposits.

NOTE I - LONG-TERM DEBT

Long-term debt at February 28, 2001 and May 31, 2000 consisted of:






See accompanying independent accountants' review report.

                                Page 13
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - LONG-TERM DEBT (CONTINUED)
                                        February 28,    May 31,
                                            2001         2000
                                          --------     --------
A note payable dated August 12, 1997
with interest at Wall Street Journal
prime plus six percent (6%) payable
monthly.  The note is collateralized
by tangible and intangible property
related to the Viper M1 Paintball
Marker and is renewed annually and
currently matures on September 1, 2001.
Interest accrued for the nine months
Ended February 28, 2001 and for the
year ended May 31, 2000 was $11,516
and $14,573, respectively.  Total
accrued interest payable on this note
payable is $32,027.                        $100,000     $100,000

A noninterest bearing, noncollateralized
Loan from an offshore corporation that
is due on demand.				        184,220	   184,220

Three noninterest bearing,
Noncollateralized loans due on demand
from stockholders.                          640,613      491,813

The stockholders of Star Dot Marketing,
Inc. over the past several years had
made advances to SDMI.  The advances
were noncollateralized, bore interest
at an annual rate of 5.63% and were due
on demand.  The advances were converted
to an 8% noncollateralized note payable
on the date the pooling of interest took place. The loan matures January 2002.
Interest accrued on the note payable
through February 28, 2001 and May 31,
2000 is $18,775 and $5,606, respectively.
At any time prior to due date, the



See accompanying independent accountants' review report.

                                  Page 14
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholder, at his sole discretion, can
elect to cancel the entire note payable
in exchange for an equal number of shares
(one dollar is equal to one share).           208,000   208,000
                                             --------   --------
     Total Long-Term Debt                   1,132,833    984,033
     Less Current Portion                     824,833    676,033
                                             --------   --------
     Net Long-term Debt                      $308,000   $308,000
                                             ========   ========

The long-term notes and loans payable mature as follows:

     Year Ending May 31, 2001              $  824,833
     Year Ending May 31, 2002                 308,000
                                           ----------
                                           $1,132,833
                                           ==========

NOTE J - UNEARNED REVENUE

The Company has received a total of $125,000 in cash from two clients as non-refundable, good faith down payments for services to include Internet technology consulting and implementation of an Internet web presence. Terms of the related agreements have not been finalized. The cash payments have been recorded as unearned revenue.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities on a month-to-month basis for
$4,240
per
month.  In addition, 17,600 shares of common stock of the Company were issued to
the lessor for fixing the base rental.  The Company also leases its sports
memorabilia facility on a month-to-month basis for $2,595 per month.
The
Company leases its manufacturing facility under an operating lease, which
expires June 30, 2001.  Future minimum lease payments as of February
28,
2001
are:

                May 31, 2001                    $10,494
                May 31, 2002                      3,498
                                                -------

                Total Minimum Lease Payments    $13,992
                                                =======
See accompanying independent accountants' review report.

                                 Page 15
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the
Company's financial position or results of operations.


NOTE L - STOCKHOLDERS' DEFICIT

The restated Stockholders' Deficit at May 31, 1999 for the combination recognized as a pooling of interest is as follows:


					    Accum-			  Stock-
           Common    Paid In      ulated    Treasury   holders'
            Stock    Capital      Deficit     Stock     Equity
          -------    -------      -------   ---------  --------
eCom eCom.com, Inc.
50,000 shares of $.0001
par value stock
authorized, 13,708,600
issued and outstanding
including 2,000 shares
held in Treasury
           $1,303   $935,269     $(920,006)   $(5,000)    $11,566

Star Dot Marketing, Inc.
2,000,000 shares of no
par value stock
authorized, 409,091
shares issued and
outstanding
        1,230,000    40,000    (1,374,722)       -      (104,722)
        ---------   -------    -----------   --------   ---------

Combined Stockholders' Equity
at May 31, 1999
        1,231,303    75,269    (2,294,728)    (5,000)    (93,156)



See accompanying independent accountants' review report.

                                 Page 16
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustment for retroactive
Pooling of interest -
675,000 shares of
eCom eCom.com, Inc
common stock issued
             68      (68)            -           -           -

Reclassification of
Paid in Capital
     (1,230,000) 1,230,000            -           -          -
    -----------  ---------     --------     --------    -------
Total Stockholders'
Deficit at
May 31, 1999
        $  1,371 $2,205,201 $(2,294,728)   $(5,000)   $(93,156)
        ======== ========== ============   ========  =========

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

The Company issued 100,000 shares in May 1999 and 100,000 shares in June
2000 to
ReSource Group, Inc. in exchange for promotional and related consulting services. ReSource Group, Inc. is a public relations and promotional firm of which a former member of the Board, Mr. Thomas De Rita, is a principal.


See accompanying independent accountants' review report.

                                 Page 17
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Internet segment has provided an e-commerce infrastructure to enable small businesses to expand to the Internet and is now focused on the design and resale of software applications for compression and transmission of large data files. The sports memorabilia segment acquires various signed sports related items from individuals in the various professional leagues for resale.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                        Sports   Internet   Sports         All
            Paintball   Events   Commerce  Memorabilia Others(a)
Totals
            ---------   ------   --------  ----------  ---------   ----
---
Nine Months Ended:
February 28, 2001
-----------------
Revenues
            $2,457,870    $-      $150,696   $375,512       $ -
$2,984,078
Interest expense
                12,598     -             -     13,170         -
25,768
Depreciation
                28,237     -        15,105      1,767         -
45,109
Amortization
                14,120     -         1,680          -         -
15,800
Segment loss
              (195,285)    -    (1,215,040)  (164,774)        -
(1,575,099)
Segment assets
               510,729     -       123,713    234,866         -
869,308



See accompanying independent accountants' review report.

                                 Page 18
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Sports   Internet   Sports         All
            Paintball   Events   Commerce  Memorabilia Others(a)
Totals
            ---------   ------   --------  ----------  ---------   ----
---
February 29, 2000
-----------------
Revenues
             $1,376,083    $-      $ 3,361   $304,480       $ -
$1,683,924
Interest expense
                 10,793     -            -          -         -
10,793
Depreciation
                 11,072     -       18,044      5,071      4,015
38,202
Amortization
                 14,120     -        1,680          -         -
15,800

Nine Months Ended:
February 29, 2000
-----------------
Segment loss
               (115,000)    -   (1,170,847)  (204,255)
(289,667)(1,779,769)
Segment assets
                495,151     -      149,222    275,423     49,944
969,740

(a) Includes amounts not allocated to operating segments.

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $1,059,575 at February 28, 2001 and that the Company has incurred net operating losses since inception.

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


See accompanying independent accountants' review report.

                                Page 19
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN (CONTINUED)

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


NOTE P - CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company generates approximately 60% of its sports memorabilia sales to one organization.
At February 28, 2001, the accounts receivable from this organization represents approximately 30% of the Company's total accounts receivable.

NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded because
the
Company has incurred net operating losses since inception.  The
Company's
net
operating loss carry-forward as of February 28, 2001 totals
approximately
$3.9
million. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010. The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

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




See accompanying independent accountants' review report.
                                 Page 20
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                  Page 21
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the nine-month periods ended February 28,
2001 and February 29, 2000 and the Form 10-KSB for the fiscal year ended
May 31,
2000.

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

The eCom Business Model

When we changed the name of our company to eCom eCom.com, Inc. in January
1999,
the new name was intended to be a better reflection of our business which centered on building an e-commerce infrastructure to assist small businesses to enter the Internet economy. In the past few months, our company's mission, the related business model and our corporate structure have been altered to respond to the opportunity that we believe provides the greatest potential for profitability. The meaning of "eCom" has been expanded to include e-compression.

All companies within the Internet business community currently have limited ability to transmit large files without excessive download time and loss of product quality. This limitation is the primary obstacle to creating a wide range of products and services, such as video-on-demand, which are essential to fulfill expectations of the next step in the evolution of the Internet. It is also an obstacle to achieving profitability within the industry because of the high cost of bandwidth required by the transmission technology currently available.

                                 Page 22
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We believe that the solution to this problem is provided by compression software that we have named DryIce. DryIce software revolutionizes the compression, storage, protection, transmission and use of large data files in any format including images, full motion video, audio and text. DryIce reduces bandwidth requirements through use of compression ratios that far exceed the ratios produced by any other technology currently in use. Our mission is to make this software available to reduce bandwidth demand and facilitate development of custom applications that are not feasible with other existing technology.

As the reseller and custom designer of DryIce software, we believe our company will benefit most by focusing on this opportunity. Our intention is to divest all other product lines and to build a profitable future through marketing of
DryIce technology.

Results of Operations

          Comparison of the nine months ended February 28, 2001
            with the nine months ended February 29, 2000

Revenue for the nine-month period ended February 28, 2001 was
$2,984,078
compared to $1,683,924 of revenue recorded during the same period of the prior year. Of the $1,300,154 increase, $1,081,787 was attributable to growth in our paintball business, $147,335 was produced by the recognition of revenue earned from Internet services and $71,032 consisted of incremental sales recorded by our subsidiary, Star Dot Marketing. The growth in the paintball portion of the sales increase was achieved during the first six months of the fiscal year with a decrease in the third quarter due to the restructuring of our organization to respond to the priorities of our new business model.

Gross profit grew from $275,125 in the prior year period to $826,777 in the current nine month period. As a percentage of sales, this represented an improvement from 16% in the prior year period to 28% in the current quarter.
This improvement was achieved primarily through increased sales of our high-margin Viper M1 product line plus our ability to command better pricing of other manufacturers' products due to higher volume.

Total operating expenses for the nine months ended February 28, 2001 were
$2,377,934 compared to $2,044,101 for the nine months ended February
29,
2000.
Decreases in sales and marketing expense ($367,594 in 2001 versus
$719,785
in
2000) and product development expense ($272,588 in 2001 versus $421,154 in
2000)



                                   Page 23
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

were offset by increases in general and administrative expense
($1,676,843) in
2001 versus $849,160 in 2000) and depreciation and amortization
($60,909
in 2001
versus $54,002 in 2000). Most of the savings in sales and marketing and product development occurred during the current quarter as a result of our restructuring. General and administrative expense was also reduced during the current quarter, but it had grown steadily throughout the first six months as a result of additional payroll, consulting fees, professional fees and office expense associated with our company's growth.

Interest expense rose from $10,793 in the prior year period to $25,768 in the current year-to-date period. This was primarily due to interest paid on a note due to the former stockholders of Star Dot Marketing.

Our operations for the nine months ended February 28, 2001 resulted in
a
net
loss of $1,575,099, a $204,670 improvement over the net loss of
$1,779,769
recorded during the nine months ended February 29, 2000.

         Comparison of the three months ended February 28, 2001
          with the three months ended February 29, 2000

As discussed above, in the quarter ended February 28, 2001 we revised our business model to shift emphasis to the development of DryIce software applications and the related market. Although we had been successful in growing the revenues derived from our test-model paintball e-commerce program, we decided that it is now more important to focus on the significant profitability potential of DryIce. We restructured our organization to cut costs associated with our sports-related business and our other Internet programs.

Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $390,009 in the three months ended February
29,
2000 to $45,441 in the current three month period. Product development expense was cut from $156,205 in the prior year period to $51,780 in the current three month period. General and administrative costs totaled $299,148 in the current quarter compared to $380,694 in the prior year quarter. Most of this cost savings was generated from a reduction in personnel including paintball sales and management staff and staff devoted to refining our other e-commerce properties. Compared to the prior year quarter, 56% of total operating expense was eliminated, a savings of $527,936.






                                Page 24
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Although
our

shift in focus and the cost reduction program resulted in a corresponding decrease in sales, $494,051 in the quarter ended February 28, 2001 versus
$1,020,104 in the same period of the prior year, a favorable impact on the bottom line was even greater. A loss of $177,432 in the current year period represented a 79% reduction from the loss of $839,069 posted in the three months ended February 29, 2000.

Liquidity and Capital Resources

At February 28, 2001, current assets totaled $679,302 compared to $1,141,009 at the end of the prior fiscal year.



Balances in all asset categories decreased.  A decrease in cash of
$45,958
and
in inventories of $272,486 reflected management's intention to reduce accounts
payable and to minimize inventory balances as a part of our cost reduction
program.  Accounts receivable decreased from $156,959 at May 31, 2000 to
$64,610
as of February 28, 2001. This was consistent with the decline in sales during the current quarter. Current liabilities fell from $2,148,724 at the end of the prior fiscal year to $1,738,877 at the end of the current quarter, a decrease of
$409,847. Reductions of $506,846 in accounts payable, $13,925 in accrued expenses and $62,562 in unearned revenue were partially offset by increases of
$148,800 in stockholder loans and $24,686 in accrued interest.

Net cash used in operating activities was $1,656,505 during the current nine-month period compared to $1,451,137 during the same period of the prior year.
The principal use of cash in both periods was to fund our net loss from operations, while, additionally, in the current period a significant amount of cash was used to reduce accounts payable ($506,846).

Net cash used in investing activities was $12,587 during the current period compared to $82,396 in the prior year period. This difference was caused by the acquisition of computer hardware and related electronic equipment during the prior year period.

Net cash provided by financing activities increased from $1,475,050 during the first nine months of the prior year to $1,623,134 during the same period of the current year. This difference reflected an increase in proceeds received from sale of common stock and additional stockholder contributions.




                                 Page 25
ECOM ECOM.COM, INC.
PART I:  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Although
our

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. We have an equity line of credit in place with Swartz Private Equity, LLC. However, the amount of common stock we can require Swartz to purchase is tied to the market for our common stock. Consequently, if market volume and price decline, so does the amount of common stock we can put to Swartz. To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues, including advertising and promotion of compression software, other e-commerce programs and paintball products, will be substantially limited.
Should the Company be unable to obtain continued funding, its operations may be adversely affected.



























                                 Page 26
ECOM ECOM.COM, INC.
PART II. OTHER INFORMATION

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

     None










                                Page 27
ECOM ECOM.COM, INC.
PART II. OTHER INFORMATION
EXHIBIT 27 FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 2, 4 and 5 of the Company's Form 10-QSB for the quarter ended
February 28, 2001, and is qualified in its entirety by reference to such financial statements.
[PERIOD-TYPE]					           	  	       9-MOS
[FISCAL-YEAR-END]						 	       MAY-31-2001
[PERIOD-END]						  		 FEB-28-2001
[CASH]						             		93,444
[SECURITIES]						                       0
[RECEIVABLES]					             		71,110
[ALLOWANCES]					              		 6,500
[INVENTORY]						                       496,897
[CURRENT-ASSETS]					                       679,302
[PP&E]						                       342,589
[DEPRECIATION]					                       194,935
[TOTAL-ASSETS]					                       869,308
[CURRENT-LIABILITIES]				                     1,738,876
[BONDS]						                             0
[PREFERRED-MANDATORY]				                             0
[PREFERRED]						                             0
[COMMON]						                         1,713
[OTHER-SE]						          		  (1,177,568)
[TOTAL-LIABILITY-AND-EQUITY]			                       869,308
[SALES]						                     2,984,078
[TOTAL-REVENUES]					                     2,984,078
[CGS]							                     2,157,301
[TOTAL-COSTS]					                     4,535,235
[OTHER-EXPENSES]					                             0
[LOSS-PROVISION]					                             0
[INTEREST-EXPENSE]					                  23,942
[INCOME-PRETAX]					          		  (1,575,099)
[INCOME-TAX]					                             0
[INCOME-CONTINUING]				                    (1,575,099)
[DISCONTINUED]					                             0
[EXTRAORDINARY]					                             0
[CHANGES]						                             0
[NET-INCOME]					                    (1,575,099)
[EPS-BASIC]					                          (.10)
[EPS-DILUTED]					                          (.10)




                                Page 28
ECOM ECOM.COM, INC.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

	                    eCom eCom.com, Inc.



                         By:/s/ David J. Panaia
January 19, 2000		 David J. Panaia, Chairman of the Board
                          and Principal Financial Officer

































                                Page 29