Form 10KSB
period 2001-05-31
ECOM ECOM COM INC
filed 2001-08-30
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES  EXCHANGE  ACT OF  1934

                    For the fiscal year ended May 31, 2001

                     Commission  File  Number  33-96638-A

                               eCom  eCom.com, Inc.
-----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

	   Florida                                            65-0538051
-------------------------------------		-----------------------------
 (State or other jurisdiction of	                     (I.R.S. Employer
 incorporation or organization)    	                    Identification No.)

                          2700 PGA Boulevard, Suite 103
                       Palm Beach Gardens,  Florida  33410
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 622-4395
-----------------------------------------------------------------------------
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. [ $3,186,995 ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. [ $5,946,000 ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [ As of May 31, 2001, the issuer had 19,010,836 shares of common stock, $.0001 Par Value, outstanding.]

Transitional  Small  Business  Disclosure  format: Yes  [   ]  No  [ X ]






                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
Item 1.  Business of the Company                                          1

Item 2.  Properties                                                       7

Item 3.  Legal Proceedings                                                7

Item 4.  Submission of Matters to a Vote of Security Holders              8

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                              8

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 7.  Financial Statements                                            12

Item 8.  Disagreements on Accounting and Financial Disclosures           34

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant              34

Item 10. Executive Compensation                                          36

Item 11. Security Ownership of Certain Beneficial Owners and Management  37

Item 12. Certain Relationships and Related Transactions                  37

Item 13. Exhibits, Financial Statements and Reports on Form 8-K          40
         Additional Information*

* This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the paint-ball industry and electronic commerce, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                   PART I

ITEM 1.  BUSINESS OF THE COMPANY

	eCom eCom.com, Inc. ("ECOM") and its direct and indirect wholly-owned subsidiaries, US Amateur Sports Company ("USASC") and USA Performance Products, Inc. ("USAPP"), combined, are usually referred to as "we", "us" or "ECOM". We are located at 2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida 33410, and our telephone number is (561) 622-4395.

      ECOM's current business plan is focused on the development and marketing of applications for its high compression software, called DryIce
(tm). Previously, we developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. Built on this infrastructure, the eCom eCom SuperHUB is an on-line marketplace with multiple venues designed for business-to-consumer, business-to-business and person-to-person Internet trading. Our B2BPlus services focus on website design, maintenance and marketing services for small businesses. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products. However, during fiscal year 2001 our business model evolved in order to focus on the design and resale of DryIce (tm) software applications that compress, store, protect and transmit large data files in any format including images, full motion video and text. Our intention is to divest all other product lines to concentrate on the development of the market for this software. Our mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

	ECOM is the parent of US Amateur Sports Company (USASC), which in turn is the parent of USA Performance Products, Inc. (USAPP). USASC owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997, when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, a developmental project. USA SportsNet was planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations. It currently is limited to offering the NAYSI on-line correspondence course for those who volunteer to coach youth sports. USAPP manufactures and distributes paintball guns and accessories, and served as a test model for our e-commerce business concepts.

	ECOM also was the parent of Star Dot Marketing, Inc. (SDMI) which was acquired on May 31, 2000 through the exchange of 675,000 shares of ECOM common stock for all of the outstanding stock of SDMI. SDMI offers a complete line of guaranteed authentic, hand-signed sports memorabilia and other sports products. Consistent with the evolution of eCom's business model and the intent to divest all product lines other than DryIce (tm), the subsidiary was sold on May 31, 2001 in return for the assumption of $208,000 in debt owed to the original shareholders of SDMI.

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


                                     Page 1
      In seeking to capitalize on use of the Internet, our management proposed to develop the USA SportsNet concept. We also acquired rights to the Viper M1 paintball marker and related assets with the intention to market paintball products over the Internet. This led to formation of the USAPP subsidiary.

	Our experience in marketing the Viper M1 over the Internet confirmed our management's belief that focus on electronic commerce would provide the greatest opportunity for future development of our business. On January 27, 1999, we changed our name to eCom eCom.com, Inc. in the belief that this name more accurately reflected the nature of our intended core business, electronic commerce. (It also now reflects the nature of our current business model which is based on e-compression.) US Amateur Sports Company then became a wholly-owned subsidiary of ECOM, and USA Performance Products, Inc. became a wholly-owned subsidiary of US Amateur Sports Company. In addition, the assets of the USA SportsNet business unit were transferred into US Amateur Sports Company.

	The purpose of these changes was to provide a structure that would maximize our ability to pursue certain e-commerce concepts that extend beyond the amateur sports market. However, the changing business environment coupled with new business opportunities that emerged during this past year compelled us to reconsider our strategies once again.

	During the year ended May 31, 2001, we entered into a confidential agreement with Impact Imaging, Inc. (III) for the value-added resale of proprietary software capable of compressing still images to ratios once believed impossible. On June 19, 2001, III and ECOM agreed that ECOM's resale authorization will include the resale of related software applications including video (fixed and peer to peer), binary and text. ECOM's mission, the related business model and our corporate structure now focus on the resale of this software which we call DryIce (tm). We believe that this business model provides the greatest opportunity for ECOM to achieve profitability.

      As noted above, we intend to divest all other product lines. As a consequence, we have already sold Star Dot Marketing, Inc. and the rights to 1-800-PAINTBALL assets. We are actively seeking buyers for our other sports-related properties as well as our e-commerce properties, the eCom eCom SuperHub and B2Bplus Services.

      On August 20, 2001 we finalized an agreement with PremierSoft, Inc. to form a joint venture company called Zyndecom, Inc. Zyndecom will produce and sell the "Z Box (tm)" which will combine DryIce (tm) with PremierSoft's Syndeos
(tm) software. Syndeos (tm) integrates and synchronizes software and hardware systems that have been created independently. We believe that the Z Box (tm) will become a major component of computer operating systems worldwide.

	Investors are warned that our business strategy is focused on developing market acceptance of a new technology, and there can be no assurance that we will be successful.

DryIce (tm) Technology

	DryIce (tm) software uses artificial intelligence and pattern recognition to reduce images to very small sizes while preserving the integrity of the original image during compression and viewing. It is the most advanced image/data compression product available today, exceeding by far the compression capabilities and quality associated with JPEG or MPEG-2.

                                       Page 2
      DryIce (tm) software's use of geo-symbolic encoding eliminates rounding errors inherent in other compression software currently in use. This allows the user to zoom into or away from images without errors or distortion.

      Both large multi-megabyte and small kilobyte files can be compressed by DryIce (tm) to ratios once thought to be impossible. Depending on the quality and density of the original image, compression ratios have been achieved at up to 4,000:1 for still images, 800:1 for video, 16:1 for text and 100:1 for audio files.

      This compression capability is the key to unlocking unexplored territories in computing. Today every company faces limitations in their abilities to send and receive information in a timely and secure manner. Whether they work in a Large Area Network environment or on a dial-up ISP, the bandwidth availability is limited and expensive. These companies also are challenged with secure and affordable storage issues. Both bandwidth and storage are made more affordable with the use of DryIce (tm). The reduced size of the DryIce (tm) files allows for quicker transmission of data, secures it with its own encoding and is viewable and storable in the compressed state. This provides the customer with multiple benefits in one package.

      We commissioned Ziff Davis e-Testing Labs to evaluate the still image compression engine of the DryIce (tm) software. eTesting Labs provides objective, lab-based research, analysis and development services world-wide to clients that include Microsoft, Cisco Systems, Compaq Computer, Apple Computer and Nortel Networks. eTesting Labs reported that it was very impressed with the ability of DryIce (tm) to greatly reduce the compressed image file size, while retaining a high level of image quality. In six of eight test images, the compressed image quality remained close to the original image. In one test, eTesting Labs concluded that it was able to compress an image to a 36,059:1 ratio and still maintain an acceptable level of image quality. In another test it was able to compress an image to a 277,255:1 ratio. Complete test results can be viewed at http://www.etestinglabs.com/main/reports/reports.asp.

DryIce (tm) Marketing Strategies

      Our intention is to incorporate the DryIce (tm) software into applications tailored to meet the needs of specific markets. Alliances will be formed with corporate partners who offer sales and marketing expertise, thereby avoiding the expense of strengthening our in-house sales and marketing capabilities. We intend to establish a vertical market distribution network. Distributors will be responsible for selling the applications within the markets assigned to them. We then expect to receive annual and monthly fees for the use of the software. ECOM's focus will be on the development of new applications and identification of potential new markets.

	On March 19, 2001 we entered into a non-exclusive strategic marketing and sales agreement with BIFS Technologies Corporation of Sarasota, Florida. Under the agreement, BIFS will market and distribute DryIce (tm) software and Internet technology applications and data transmission methods and related products to resellers, end users, publishers and original equipment manufacturers throughout the world.

	We recently agreed with software developer PremierSoft, Inc. to enter into a joint venture to market a software utility that combines DryIce (tm) with PremierSoft's Syndeos (tm) synchronization software. The new joint venture company, Zyndecom, Inc., was formed on August 20, 2001. It is jointly owned by the two partners, with ECOM holding 51% of the stock and PremierSoft holding the remainder.
                                     Page 3
      ECOM's majority ownership will permit us to consolidate all of the revenues of Zyndecom into the financial statements of ECOM.

	The combined software of DryIce (tm) and Syndeos (tm) will be incorporated into a powerful software utility called the Z Box (tm). The Z Box (tm) greatly enhances our product offering and adds a marketing dimension previously unavailable to us. It comprehensively addresses the problems faced by a growing number of vertical markets. Organizations within these markets are struggling with the growing problem of system incompatibility and inability to access information in a timely manner. They have various combinations of computer platforms that were developed independently, so these systems cannot communicate with each other. The data needs to be synchronized into one common information resource, and that is the role of the Z Box (tm). The synchronization capability is achieved by Syndeos (tm), while the compression of DryIce (tm) accounts for the enhanced storage and transmission capabilities. Together, the software eliminates the incompatibility, compresses the data to minimize storage costs, and provides a secure, central information repository. Authorized users have fast access to the knowledge contained within these systems.

	Although it is just one of many vertical markets that can benefit from the Z Box (tm), the health care industry has been identified as the first target market. The need for rapid access to information is particularly apparent within health care organizations. Unfortunately, hospitals typically suffer from the burden of system incompatibility. The hospital industry is under intense pressure to comply with federal law regarding health care information management. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandated regulations that govern privacy, security and electronic transactions standards for health care information. The U.S. Department of Health and Human Services has published final regulations related to electronic transactions and privacy. These regulations will require major changes in how health care organizations handle all facets of information management, including reimbursement, coding, security and patient records.

	It is estimated that the HIPAA mandates will trigger staggering financial burdens to be borne by hospitals and other health care providers. According to the American Hospital Association, the price tag is more than $22 billion for hospitals alone to comply with the privacy requirements. Zyndecom, Inc. is ready to help hospitals and providers cope with the complexity and costs of complying with the rules. The Z Box (tm) will provide hospitals with the most reliable and seamless technology to implement these new requirements efficiently and effectively. The Z Box (tm) is able to search, retrieve and organize information from separate departments that use different computer operating systems and compile the data into a single fileless and secured record.

	PremierSoft will assume primary responsibility for launching and growing Zyndecom's Z Box (tm) business. This allows ECOM to concentrate on the development of other marketing opportunities for DryIce (tm).

Competition

	We compete with Lizard Tech, Adobe, Pegasus, JPEG, MPEG and numerous smaller competitors. We consider Lizard Tech and Pegasus to be the main competitors to DryIce (tm). We believe that DryIce (tm) technology is superior because these competitors continue to employ "old" technology using wavelets and fractals.

      All of these competitors have been established longer than we have, so they have name recognition and market share established. Some of our competitors are better funded than we are.
                                    Page 4
	Principal competitive factors include brand recognition, pricing, financial strength, customer service, system reliability and reliability of delivery. All of these factors must be satisfactorily addressed in order for us to compete successfully.

	The principal competitive advantage of DryIce (tm) is its unique architecture based on geo-symbolic encoding. We believe that DryIce (tm) is the only compression software that does not base its algorithm on trigonometric functions. Geo-symbolic encoding, based on geometric functions, has no remainders. Trigonometric-based algorithms lose the remainders in the compression process, preventing the algorithms from producing a high compression ratio without significant loss of data. We do not believe that any of our competitors' software products are capable of reducing images at the ratios achieved by DryIce (tm) without damaging the integrity of the original image. This damage, or loss of material, produces a decompressed image that is significantly degraded in quality.

	A recent double blind study conducted by eTesting Labs, Inc., a division of Ziff Davis, produced an overall rating of -0.5 (barely noticeable) loss of visual quality out of a possible -3.0 (unreadable) using eTesting's rating basis. In our internal study of competing software, we have not been able to achieve the level of compression nor the visual quality produced by DryIce (tm). We believe that the report produced by this highly-regarded independent third party will substantiate the power of DryIce (tm) and be a persuasive marketing tool.

	The Z Box (tm) has an additional competitive advantage derived from its unique combination of DryIce (tm) high-compression and Syndeos (tm) synchronization software. We believe that there is no other product available with the performance capabilities of the Z Box (tm).

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

Other ECOM Properties

      With adoption of the plan to focus solely on the opportunities created by
DryIce (tm), we decided to divest all of ECOM's other product lines. As previously noted, Star Dot Marketing, Inc. and the rights to the assets associated with the toll-free telephone number 1-800-PAINTBALL have already been sold. All of our remaining assets or businesses - the eCOM eCOM SuperHUB and B2B Plus Services, the Viper M1 paintball marker, USA SportsNet, the All American Bowl and the ProCard/ComCard - will be sold or spun off through our subsidiary corporations, US Amateur Sports Company and USA Performance Products, Inc.

eCOM eCOM SuperHUB and B2B Plus Services

      The eCOM eCOM SuperHUB is a marketplace with multiple venues designed for Business-to-consumer, business-to-business and person-to-person Internet trading. B2B Plus is focused on business-to-business website design, maintenance and marketing services. Although the SuperHUB and B2B Plus are separate operating units, they provide complementary services designed to facilitate web business development. B2B Plus is a package of on-line tools and professional resources that enable the entrepreneur who is not necessarily web-savvy to establish and promote his business on the Internet.
                                     Page 5
      The SuperHUB provides a portal to funnel traffic to the business within a marketplace that includes an on-line mall in addition to auction, barter and classified ad venues. Although we have stopped further development of these two concepts in favor of concentrating on DryIce (tm), we believe that the SuperHUB and B2B Plus are viable long-term business opportunities.

      Through our B2B Plus program, we entered into contracts with eWebPEO.com ("EWEB") to assist EWEB with the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, establishing a brand identity, implementation of an Internet marketing campaign and creation of a specialized on-line database. As compensation for these services, ECOM received a total of $150,000 in cash which was recorded as revenue earned during the fiscal year ended May 31, 2001 plus 1.5 million shares of EWEB's $.0001 par value common stock. We have a pending contract for similar services with eWebCentral, Inc. We do not intend to solicit any additional business of this nature, but we will fulfill our commitments under the existing contracts including the agreement with eWebCentral if it is finalized.

Viper M1 Paintball Marker

	A durable, mid-priced paintball gun with features of higher-priced models, the Viper M1 accounted for the first revenues recorded by our company. Following the sale of 1-800-PAINTBALL, manufacture and sale of the Viper is all that remains of our paintball business segment. The Viper M1 is still a strong competitor in the paintball market, and we expect to be able to negotiate a favorable agreement for its sale during the 2002 fiscal year.

	USA SportsNet

	USA SportsNet is an Internet portal that was intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. Development of the USA SportsNet concept was previously deferred in order to focus on our electronic commerce concepts. Our current business plan does not contemplate any further development of USA SportsNet. However, an online correspondence course is presently available to provide youth sports organizations with a convenient and cost-effective means of ensuring that volunteers are qualified to coach young athletes. It is maintained through an agreement with the North American Youth Sport Institute.

	All American Bowl

	The All American Bowl is a high school football all-star game, last played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation. We expect to be able to sell the rights to the All American Bowl because we believe that the event has the potential to attract sufficient sponsorship to achieve profitability or to become a component of a corporate marketing program.

	ProCard/ComCard

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

                                   Page 6
      The accompanying ComCard is retained by parents to control the speed-dial numbers programmed into the ProCard. We had planned to incorporate the ProCard/ComCard concept in the programs promoted through USA SportsNet. No further development of this product is contemplated.

ITEM 2.  PROPERTIES

	We do not own any real property.

      USA Performance Products, Inc. leases approximately 2,860 square feet of office and warehouse space located at 8125 Monetary Drive, Suite H-4, Riviera Beach, Florida. This space provides facilities for the manufacture and warehousing of our paintball products. Upon the expiration on June 30, 2001 of our original lease of 5,720 square feet of space located at this address, we entered into a new lease of the smaller area due to the reduction in space requirements created by the sale of our 1-800-PAINTBALL business. The term of the new lease is for one year, beginning July 1, 2001 and ending June 30, 2002. The rental rate is $1,855 per month including sales tax.

      The corporate offices of eCom eCom.com, Inc. are housed in approximately 1,710 square feet of space at 2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida. The three-year lease of this space commenced on April 1, 2001 and will expire on March 31, 2004. The rental rate including sales tax is $2,719 per month during the first year, $2,794 per month during the second year, and $2,870 per month during the third year.

      All of our office and warehouse facilities are leased pursuant to written agreements with unaffiliated parties.

      We maintain inventories that consist principally of finished goods and work-in-process inventory related to the manufacture of the Viper M1 paintball marker and its accessories. We own tools, dies and fixtures for the manufacture of paintball products. Other properties consist of computer hardware and software and furniture, fixtures and equipment.

ITEM 3.  LEGAL PROCEEDINGS

	We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations or financial condition.

      Three companies had similar suits of non-payment against the USA Performance Products, Inc. subsidiary of eCom eCom.com, Inc. ECOM will defend itself or will file counterclaims against all three claims.

      Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,190.87 worth of products, which is accounted for in both inventory and accounts payable as of May 31, 2001.




                                    Page 7
      Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involves non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,574.75 worth of products, which is accounted for in both inventory and accounts payable as of May 31, 2001.

      USA Performance Products will defend itself against both Saeilo and Renick through a claim of lost production. USA Performance products had entered into a proposed sale of the Viper division of USA Performance Products to both Renick and Saeilo during February 2001. In order to comply with the terms of the sales contract all inventory of the Viper division was taken out of production in preparation of shipment during April 2001. It took the entire month of May 2001 to get back into production.

      National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contends that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its annual shareholders' meeting held on April 26, 2001, the shareholders of the Company voted to reappoint Wieseneck, Andres & Co., P.A. as the Company's independent accountants. The following directors were elected to serve one-year terms: David J. Panaia, Richard C. Turner, and Robert C. Wilson.

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

	The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2001:
		Quarter Ended		 High		 Low

		   5/2001			$0.600	$0.210
		   2/2001			 0.730	 0.070
		   11/2000			 0.750	 0.310
		   8/2000 			 2.281	 0.687

	These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   Page 8
(b)	Security Holders

      The Company has approximately 6,200 shareholders of record.

(c)	Dividends

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

	The results of our operations during the fiscal year ended May 31, 2001 were a reflection of the continued evolution of our business model. We believe that an essential ingredient for survival as a "dot com" in the current mix of new and old economies is the ability to accept change and to respond quickly to emerging opportunities. Our small size and corresponding agility have been an advantage. Many companies much larger and initially stronger have collapsed from the inability to adjust to the rapidly-changing business environment.

	We believe that the e-commerce business plan that we adopted in the prior year was a viable approach to building a successful enterprise within the environment that existed at that time. However, that environment changed. As we witnessed the beginning of the end of Internet euphoria, and the number of corporate casualties began to grow, we recognized that our company and our mission had to evolve once again. It was apparent that steadfast adherence to the e-commerce business plan we had established would not produce the results that our stockholders expected from us. Our paintball business was growing rapidly, but no one was content to revert to the sports-related business model that we had outgrown. We looked for a better path to success, and we found it.

	ECOM is now the value-added reseller of proprietary software which we have named DryIce (tm). DryIce (tm) is capable of compressing electronic images to ratios previously thought to be impossible. Recognizing that the market potential of this software and its applications far exceeds any other opportunity available to us, we retooled our company's mission, the related business model and our corporate structure to focus on development of applications and markets for DryIce (tm) software.

	The popular phrase, "temporary inconvenience, permanent improvement", is an accurate description of the impact of a positive change. Course corrections necessarily create some disruption, but we believe that our company's transition is being accomplished as smoothly as possible. However, there is always a price attached to the benefits of corporate reengineering. Our company's reengineering dictated the need to sell or spin off all of our non-DryIce (tm) product lines. In particular, the decision to sell our paintball operations stopped the growth in revenues recorded over our last two fiscal years. However, we believe that the potential revenue and profit to be generated in future years from our focus on DryIce (tm) will dwarf the impact of revenues lost now.

	The name of our company, "eCom eCom", is now more appropriate than ever. We have shifted our position within the many commercial markets that continue to be created as electronic commerce slowly emerges from its infancy. The meaning of "eCom" has been expanded to include e-compression. As a value added reseller of DryIce (tm) high compression software, we believe that the future of our company is brighter than ever before.

                                  Page 9
Comparison of Results of Operations - Year Ended May 31, 2001 vs. Year Ended
                               May 31, 2000

	Revenue for the year ended May 31, 2001 was $3,186,995 compared to $3,332,858 of revenue recorded during the same period of the prior year. These numbers include the accounts of Star Dot Marketing, Inc. (SDMI), a subsidiary that was sold on May 31, 2001.

      The Company had entered into a Stock Exchange Agreement on January 21, 2000 whereby the stockholders of SDMI received 675,000 shares of ECOM common stock in exchange for all of the outstanding shares of SDMI. The transaction was accounted for as a pooling of interest. The transaction qualified as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations. In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. The balance sheet at May 31, 2000 reflects the combined assets, liabilities and stockholders' equity of both companies. On May 31, 2001, eCom sold all of the stock of SDMI in return for assumption of debt in the amount of $208,000 which was owed to the original shareholders of Star Dot. SDMI's accounts have been removed from ECOM's balance sheet at May 31, 2001. However, the statements of operations for the years ended May 31, 2001 and 2000 reflect the combined operations of both companies. At the time of sale, a loss was recorded in the amount of $21,200 which was the total amount of cash advances made to the subsidiary subsequent to its acquisition.

	If we had not included the results of SDMI's operations, our revenue for the year ended May 31, 2001 would have been $2,746,770 compared to prior year revenues of $2,865,825, a decrease of $119,055, or 4%. This decline in revenue was the net effect of strong growth in our paintball business during the first half of the year which was halted during the third quarter due to the restructuring of our organization to respond to the priorities of our new business model.

	On May 11, 2001 we sold the rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses for a cash payment of $900,000. A gain on sale was recorded in the amount of $858,656. As a result of this sale, we have divested all of our paintball-related business with the exception of the manufacture and sale of the Viper M1 paintball marker.

	Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation of shipment during April 2001. The sale subsequently was canceled, but the fiscal year was complete before we were able to resume production of Viper products. We will continue to pursue the sale of this product line as part of the plan to divest all lines of business unrelated to DryIce (tm) software.

	Although our paintball product lines accounted for the majority of our revenues ($2,570,996 and $2,862,266 in the years ended May 31, 2001 and 2000, respectively), the decision to sell this business was not difficult.
Following our evolution to an e-commerce company in 1999, our paintball operations were intended to serve as a model to demonstrate the viability of our e-commerce concepts. This mission was accomplished, and there was no longer a reason to devote significant resources to further the development of the paintball business.


                                    Page 10
      The sale of extraneous product lines allows us to focus on much greater opportunities afforded by the development of DryIce (tm). With the sale of the 1-800-PAINTBALL assets, we reduced our expense levels and generated cash that was used to support our operations while significantly reducing our liabilities in the form of accounts payable and other debt. We expect to produce a similar result with the future sale of the Viper product line.

      In addition to the revenues contributed by Star Dot and the paintball segment of our business, fiscal year 2001 revenues included $175,000 posted from recognition of revenue generated by e-commerce consulting agreements. This amount had been recorded as unearned revenue at May 31, 2000.

      Cost of sales decreased from $2,907,228 in the prior year to $2,524,830 in the year ended May 31, 2001 (a decrease of 13%), while gross profit improved from $425,630 to $662,165 (an increase of 56%) during the corresponding periods. The reduction in cost of sales reflected the decline in paintball sales. Although we had achieved significant improvement in the margins realized on paintball products through the first nine months of the fiscal year, this was offset by the disruption caused by the canceled sale of the Viper line. Gross profit was enhanced by the recognition of the revenues from e-commerce consulting agreements.

      Total operating expenses for the year ended May 31, 2001 were $2,830,079 compared to $3,039,299 for the year ended May 31, 2000. Decreases in sales and marketing expense (316,881 in fiscal year 2001 versus $1,032,729 in 2000) and product development expense ($299,844 in fiscal year 2001 versus $631,446 in 2000) were achieved during the second half of the year as a result of our restructuring. This was offset by an increase in general and administrative expense from $1,354,057 in the prior year to $2,141,414 in the current fiscal year. All of the increase in general and administrative expense occurred during the first half of the year. This was a result of additional payroll, consulting fees, professional fees and office expense associated with the growth of the Company prior to the decision to restructure. Bad debt expense was $53,031 in the current year and $0 in the prior year. This resulted from the write-off of receivables related to the discontinued paintball operations and sale of Star Dot Marketing, Inc.

      Our operations for the year ended May 31, 2001 resulted in a net loss of $1,339,386, a $1,294,039 improvement over the net loss of $2,633,425 recorded in the year ended May 31, 2000. Of the $1,294,039 improvement, $858,656 represented the gain on disposal of 1-800-PAINTBALL.

      No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Our net operating loss carry-forwards as of May 31, 2001 total $4,359,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2016. We do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have been reduced to $0 as of May 31, 2001.

Liquidity and Capital Resources

	DUE TO THE SALE OF STAR DOT MARKETING, INC.(SDMI) ON MAY 31, 2001, THE BALANCE SHEET AT MAY 31, 2000 INCLUDES THE ACCOUNTS OF SDMI WHILE THE BALANCE SHEET AT MAY 31, 2001 DOES NOT INCLUDE SDMI'S ACCOUNTS. TO PROVIDE A MEANINGFUL ANALYSIS, THE FOLLOWING COMPARISON IS MADE AFTER ADJUSTING THE PRIOR YEAR BALANCE SHEET SO THAT IT ALSO EXCLUDES THE ACCOUNTS OF SDMI.



                                   Page 11
	At May 31, 2001, current assets totaled $803,685 compared to $779,305 at the prior year-end. Cash increased $71,313, but this was offset by a reduction in prepaid expenses and other current assets. Most of this reduction stemmed from elimination of prepaid license fees, insurance and advertising made possible by our restructuring. Decreases in accounts receivable and inventory related to the sale of 1-800-PAINTBALL were offset by the addition of a receivable of $300,000 produced by the sale transaction. This receivable was collected in June 2001.

	Current liabilities dropped from $2,052,726 at the prior year-end to $1,217,053 at the end of the current period, a decrease of $835,673. Accounts payable accounted for $393,590 of the decrease, while the current portion of long term debt and related accrued interest accounted for a decrease of $370,461. Most of these obligations were attached to our paintball business, so cash generated from the sale of 1-800-PAINTBALL was used to satisfy these commitments. Unearned revenue decreased from $187,562 at May 31, 2000 to $100,000 at the current year-end.

	Net cash used in operating activities was $892,041 and $994,656 for the years ended May 31, 2001 and 2000, respectively. Although the net loss from operations used a significant amount of cash in the current year and was the principal use of cash in the prior year, the current year loss was reduced by the gain recorded on the sale of 1-800-PAINTBALL. The payment of accounts payable accounted for the greatest outflow of cash during the current year.

	Investing activities accounted for a net gain in cash of $585,348. This gain was realized primarily from the sale of paintball assets. Of the $900,000 in total cash to be received from the sale of 1-800-PAINTBALL, $600,000 was paid to us prior to the end of the current fiscal year.

	Net cash provided by financing activities was $373,562 in the current fiscal year compared to $1,089,940 in the prior year. Our need to rely on stockholder loans and private sales of stock to raise operating capital was diminished by the improvement in our operating results and the sale of the paintball assets.

	The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. We established an equity line of credit with Swartz Private Equity, LLC that commenced on the effective date of our registration statement, April 28, 2000. The agreement ends 36 months after that date. However, the amount of common stock we can require Swartz to purchase is tied to the market for our common stock. Consequently, if market volume and price decline, so does the amount of common stock we can put to Swartz. To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable. Should the Company be unable to obtain continued funding, its operations may be adversely affected.


ITEM 7.   FINANCIAL STATEMENTS

	The audited consolidated balance sheet of the Company for its years ended May 31, 2001 and 2000 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2001 and 2000 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:

                                    Page 12
eCOM eCOM.COM, INC.
FINANCIAL STATEMENTS
PERIOD ENDING MAY 31, 2001 AND 2000














	              Index		                              Page

Report of Independent Auditors	                               F-1

Consolidated Balance Sheets as of May 31, 2001 and 2000            F-2

Consolidated Statements of Operations
  for the Years Ended May 31, 2001 and 2000                        F-3

Consolidated Statement of Stockholders' Deficit
  for the Years Ended May 31, 2001 and 2000                        F-4

Consolidated Statements of Cash Flows
  for the Years Ended May 31, 2001 and 2000                        F-5

Notes to Consolidated Financial Statements	                   F-7





























                                    Page 13




                       WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                         772 U.S. HIGHWAY 1, SUITE 200
                       NORTH PALM BEACH, FLORIDA  33408
                              (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.	                  Facsimile(561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have audited the accompanying consolidated balance sheets of eCom eCom.com, Inc. and subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of eCom eCom.com, Inc. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note T to the financial statements, the Company's current liabilities exceed current assets by $413,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note T. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




         Wieseneck, Andres & Company, P.A.


August 17, 2001


                                        F-1
eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
MAY 31, 2001 and 2000



                                                        2001	   2000
                                                     ----------   ----------
                        ASSETS
Current Assets
  Cash and cash equivalents                         $   206,271  $   139,402
  Accounts receivable, net of allowance for
   doubtful accounts of $0 and $6,500                     3,537      156,959
  Accounts receivable other                              17,702            -
  Inventories                                           269,522      769,383
  Prepaid expenses                                        6,653       61,326
  Other current assets                                        -       13,939
  Note receivable                                       300,000            -
                                                     ----------    ---------
    Total Current Assets                                803,685    1,141,009
                                                     ----------    ---------
Property and Equipment, net                             134,982      180,900
                                                     ----------    ---------
Other Assets
  Intangible assets, net                                  6,160       46,069
  Other assets                                            9,828       11,942
                                                     ----------    ---------
    Total Other Assets                                   15,988       58,011
                                                     ----------    ---------
      Total Assets                                  $   954,655  $ 1,379,920
                                                     ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $   775,030  $ 1,237,036
  Accrued expenses                                       10,335       21,977
  Unearned revenue                                      100,000      187,562
  Current portion of long-term debt                     331,688      676,033
  Interest accrued on current portion                         -       26,116
                                                     ----------    ---------
    Total Current Liabilities                         1,217,053    2,148,724

Notes Payable, Net of Current Portion                         -      308,000
                                                     ----------    ---------
  Total Liabilities                                   1,217,053    2,456,724
                                                     ----------    ---------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 19,010,836
    shares issued and outstanding                         1,901        1,489
  Paid-in capital                                     4,127,083    3,854,861
  Accumulated deficit                                (4,391,382)  (4,928,154)
  Treasury stock                                              -       (5,000)
                                                     ----------    ---------
    Total Stockholders' Deficit                        (262,398)  (1,076,804)
                                                     ----------    ---------
    Total Liabilities and Stockholders' Equity      $   954,655  $ 1,379,920
                                                     ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-2
eCOM eCOM.COM, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2001 and 2000



                                                        2001	   2000
                                                     ----------   ----------
Revenues

  Net sales                                         $ 3,186,995  $ 3,332,858
  Cost of sales                                      (2,524,830)  (2,907,228)
                                                     ----------    ---------
    Gross Profit                                        662,165      425,630
                                                     ----------    ---------
Operating Expenses
  Sales and marketing                                   316,881    1,032,729
  Product development                                   299,844      631,446
  General and administrative                          2,139,746    1,354,057
  Amortization                                           20,577       21,067
  Bad debt                                               53,031            -
                                                     ----------    ---------
    Total Operating Expenses                          2,830,079    3,039,299
                                                     ----------    ---------
      Loss From Operations                           (2,167,914)  (2,613,669)

Other Income (Expense)
  Interest Income                                         3,227          423
  Interest Expense                                      (33,355)     (20,179)
  Gain on disposal of asset                             858,656            -
                                                     ----------    ---------
    Net Other Expenses                                  828,528      (19,756)
                                                     ----------    ---------
Loss Prior to Provision For Income Taxes             (1,339,386)  (2,633,425)

Provision For Income Taxes                                    -            -
                                                     ----------    ---------
Net Loss                                            $(1,339,386) $(2,633,425)
                                                     ==========   ==========
Net Loss Per Common Share                           $      (.07) $      (.19)
                                                     ==========   ==========
Weighted Average Shares Outstanding                  17,394,789   13,783,000
                                                     ==========   ==========

















The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3
eCOM eCOM.COM, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2001 and 2000



                       Common Stock
                 -------------------------
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 1998  11,894,600 $1,189 $ 484,361  $ (545,921) $(5,000) $ (65,371)

Issuance of
  Common Stock   1,089,000    109   450,913           -       -      451,022
Star Dot Marketing
  Pooling of
  Interest         675,000     68 1,269,932  (1,129,201)      -      140,799
Net Loss                 -      -         -    (619,606)      -     (619,606)
                ---------- ------ ---------- ----------- -------- ----------
Balance,
  May 31, 1999  13,658,600  1,366 2,205,206  (2,294,728) (5,000)     (93,156)

Issuance of
  Common Stock   1,227,075    123 1,649,655           -       -    1,649,778
Net Loss                 -      -         -  (2,633,426)      -   (2,633,426)
                ---------- ------ ---------- ----------- -------- ----------
Balance,
  May 31, 2000  14,885,675  1,489 3,854,861  (4,928,154) (5,000)  (1,076,804)

Issuance of
  Common Stock   4,125,161    412 1,977,151           -       -    1,977,563
Sale of Star Dot
  Marketing              -      -(1,699,929)   1,876,158      -      176,229
Cancellation of
  Treasury stock         -      -    (5,000)         -    5,000            -
Net Loss                 -      -         -   (1,339,386)     -   (1,339,386)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)
                ========== ====== ========== =========== ======== ===========

















The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4
eCOM eCOM.COM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2001 and 2000



                                                        2001	   2000
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                      $ 3,242,644  $ 3,260,748
  Interest income                                         3,227          423
  Cash paid to suppliers and employees               (4,104,557)  (4,160,096)
  Interest paid                                         (33,355)     (94,931)
  Income taxes paid                                           -         (800)
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities        (892,041)    (994,656)

Cash Flows From Investing Activities
  Cash received from sale of 1-800-Paintball            600,000            -
  Purchase of equipment                                 (14,652)     (65,084)
                                                     ----------    ---------
    Net Cash Flows Provided By (Used In)
      Investing Activities                              585,348      (65,084)
                                                     ----------    ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                           380,545      674,042
  Proceeds of loans from stockholders                   208,800      639,190
  Repayment of loans to stockholders                   (115,783)    (215,997)
  Proceeds from other loans                              30,850            -
  Repayment of other loans                              (30,850)           -
  Repayment of note                                    (100,000)      (7,295)
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities     373,562    1,089,940
                                                     ----------    ---------
Net Increase in Cash                                     66,869       30,200

Cash and Cash Equivalents at Beginning of Year          139,402      109,202
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $   206,271  $   139,402
                                                     ==========   ==========



Supplemental Schedule of Non-Cash Financing
  Activities

Reduction of stockholder loans by issuing
  common stock                                      $   437,362  $         -
                                                     ==========   ==========











The accompanying notes are an integral part of these consolidated financial statements.
                                      F-5
eCOM eCOM.COM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2001 and 2000



                                                        2001	   2000
                                                     ----------   ----------
Net Loss                                            $(1,339,386) $(2,633,425)
  Add items not requiring outlay of cash:
    Depreciation and amortization                        80,851       75,288
    Bad debts                                            53,031        1,396
    Expenses paid by issuing stock                    1,159,588      909,906
    Sale of Star Dot Marketing - net disposition of
      assets, liabilities, and equity                  (139,062)           -
    Receipt of stock for services provided                 (150)           -
    Write down of stock received to fair value              150            -
    Gain on sale of 1-800-Paintball                    (858,656)           -
  Cash was increased by:
    Decrease in accounts receivable                     159,922            -
    Decrease in inventory                               499,861            -
    Decrease in prepaid expenses                         68,612            -
    Decrease in deposits                                  2,112            -
    Increase in accounts payable                              -    1,056,683
    Increase in unearned revenues                             -      187,562
    Increase in accrued expenses                          7,569        8,221
    Increase in other current liabilities                 1,132            -
Cash was decreased by:
    Increase in accounts receivable other               (17,702)     (73,610)
    Increase in prepaid assets                                -      (34,358)
    Increase in inventory                                     -     (398,459)
    Increase in other current assets                          -      (13,939)
    Increase in other assets                                  -       (5,169)
    Decrease in accounts payable                       (462,007)           -
    Decrease in accrued interest payable                      -      (74,752)
    Decrease in commission payable                      (20,343)           -
    Decrease in unearned revenue                        (87,563)           -
                                                     ----------   ----------
      Net Cash Flows Used in Operating Activities   $  (892,041) $  (994,656)
                                                     ----------   ----------




















The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS

      eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. ECom's current business plan is focused on the development and marketing of applications for its high-compression software, called DryIce (tm). Previously, the Company developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCom eCom B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCom eCom SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products. However, we recently revised our business model in order to focus on the design and resale of DryIce (tm) software applications that compress, store, protect and transmit large data files in any format including images, full motion video, audio and text. Our intention is to divest all other product lines to concentrate on the development of the market for this software.

      Our mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

      The Company was incorporated under the name US Amateur Sports, Inc. but changed its name in January 1999 to better reflect its business operations. eCom is the parent of US Amateur Sports Company, which is the parent of USA Performance Products, Inc. US Amateur Sports Company (USASC) owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997, when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, which was planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations. In addition, USASC owned the rights to use of the toll-free telephone number, 1-800-724-6822 (1-800-PAINTBALL) until it was sold as described below. USA Performance Products manufactures and distributes paintball guns and accessories. It has served as a test model for our e-commerce business concepts and has generated the majority of our revenues to date.

      On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc. in exchange for 675,000 shares of common stock. The transaction was closed on May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises.

      Consistent with the intent to divest all businesses and product lines unrelated to DryIce (tm) compression software, the sale of one business and one product line were consummated during the current year. On May 11, 2001 rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses were sold for a cash payment of $900,000. On May 31, 2001 the Company sold all of the stock of Star Dot Marketing, Inc. in return for assumption of debt of $208,000 owed to the original owners of SDMI. (See Note
C)

                                       F-7
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS (CONTINUED)

      In August 2001 (See Note Q - Subsequent Events), eCom entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc. Zyndecom will market the "Z Box," a software utility that combines DryIce (tm) with PremierSoft's Syndeos (tm) software. Syndeos (tm) integrates software and hardware systems that have been created independently. This joint venture is the first step to moving the DryIce (tm) business concept into a revenue-generating stage.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates

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

Consolidation

      The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. and Star Dot Marketing, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. We expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC. Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest. Because the 800-PAINTBALL assets were sold on May 11, 2001 and Star Dot Marketing was sold on May 31, 2001, operating statements include the results of operations for both business segments, but related balance sheet accounts were eliminated prior to consolidation at May 31, 2001. (See Note C)

Revenue Recognition

      Revenue from the sale of paintball markers and accessories and sports related memorabilia is recognized at the time title is transferred which is normally on shipment of the goods. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.

Cash

      Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days. The company maintained cash balances in one bank in amounts in excess of federal insurance limits as of May 31, 2001. The balance in this account fell below $100,000 during August 2001.


                                       F-8
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - BUSINESS COMBINATION AND SALE OF BUSINESS

      The Company entered into a Stock Exchange Agreement with Star Dot Marketing, Inc. (SDMI), a California Corporation, on January 21, 2000 whereby the stockholders of SDMI received 675,000 shares of common stock of the Company in exchange for all of the outstanding shares of SDMI. The transaction was accounted for as a pooling of interest. The transaction qualified as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations.

      In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. The balance sheet at May 31, 2000 reflects the combined assets, liabilities and stockholders' equity of both companies. On May 31, 2001, eCom sold all of the stock of SDMI in return for assumption of SDMI corporate debt in the amount of $208,000 which was owed to the original shareholders of Star Dot.

      As a result, SDMI's accounts have been removed from eCom's balance sheet at May 31, 2001. The statements of operations for the years ended May 31, 2001 and 2000 reflect the combined operations of both companies. At the time of sale, bad debt was recorded in the amount of $21,200 which was the total amount of cash advances made to the subsidiary subsequent to its acquisition.

      The sale of Star Dot Marketing was motivated by the revision of eCom's business model which is now focused on marketing of DryIce (tm) compression software. This was consistent with the Company's announced intention to divest all other product lines.



                                        F-9
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE C - BUSINESS COMBINATION AND SALE OF BUSINESS (CONTINUED)

      On May 11, 2001 eCom sold the rights to use of the toll-free telephone number 1-800-PAINTBALL and related website addresses for a cash payment of $900,000. As a result of this transaction, a gain on sale was recorded in the amount of $858,656. This gain consisted of the sale amount less $19,333 which was the balance of the related intangible asset ($40,000 cost basis less amortization of $20,667) and $22,011 in attorney's fees and advertising.

NOTE D - INVENTORIES

      Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value.

At May 31, 2001, inventory consisted of the following:

                  Finished goods		$    55,594
                  Work in process		    202,610
                  Raw materials 		     11,318
                                          -----------
                  Total inventory 		$   269,522

NOTE E - PREPAID EXPENSES

      Prepaid expenses consist principally of amounts paid for legal fees and rent.

NOTE F - NOTE RECEIVABLE

      The Company sold its rights to use the telephone number 1-800-PAINTBALL (1-800-724-6822) for $900,000 on May 11, 2001. (See Note C) Cash in the
amount of $600,000 was received at closing with the remaining $300,000 due June 12, 2001. The note did not state any interest or collateralization.
The final payment was received in a timely manner. The face amount of the note and the net present value were considered equal at the date of the financial statements.

NOTE G - MARKETABLE SECURITIES

      The Company received 1.5 million common shares (.0001 par value) of eWebPEO.com, Inc. in the current fiscal year in payment for services rendered to the Company. The Company initially recorded the value of the securities and the income on the books at $150. eWebPEO.com, Inc. subsequently went out of business and the investment was written down to zero.

NOTE H - PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2001 and May 31, 2000:

                                         May 31, 2001		May 31, 2000
                                        --------------     --------------

     		Computer hardware		       $ 144,511      	   $ 173,661
     		Computer software			    56,308              42,979

                                      F-10
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE H - PROPERTY AND EQUIPMENT  (CONTINUED)

                           	          May 31, 2001		May 31, 2000
                                       --------------      --------------
		Furniture, fixtures
             and equipment                   49,492     	      53,904
            Tools, dies and fixtures	   57,401               57,401
    		Leasehold improvements			  0                2,048
                                            =======              =======
       		 Total cost               307,712		     329,993

     		Accumulated depreciation        172,730	           149,093
                                            =======              =======
      	       Total Net Property
                    and Equipment         $ 134,982		   $ 180,900

		Depreciation expense
             included in the cost of
             sales for the years ended
             was:	                        $  60,274	         $  54,221
                                            =======              =======
The useful lives assigned to property and equipment to compute depreciation are:

             Computer Hardware                        5 years
             Computer Software                        5 years
             Furniture, fixtures and equipment        7 years
             Tools, dies and fixtures                 5 years

NOTE I - INTANGIBLE ASSETS

      In May 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The rights are valued at $54,134 and are amortized over sixty months. Accumulated amortization at May 31, 2001 and May 31, 2000 is $54,134 and $43,467, respectively.

      In January 1999, the Company acquired the rights to use of the toll free telephone number, 1-800-724-6822, which has been marketed as 1-800-PAINTBALL. The Company paid $20,000 in cash and 100,000 shares of the Company's common stock. These rights were sold on May 11, 2001. At the time of sale, the asset was reflected in the balance sheet at a gross cost of $40,000 less accumulated amortization of $20,668, while accumulated amortization was $13,000 at May 31, 2000. The asset was amortized over a five-year life. In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are also amortized over five years. Accumulated amortization related to these assets was $5,040 and $2,800 as of May 31, 2001 and May 31, 2000, respectively.

      Total amortization expense for the years ended May 31, 2001 and 2000 was $18,909 and $21,067, respectively.

NOTE J - OTHER ASSETS

      Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.
                                      F-11
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE K - LONG-TERM DEBT

Long-term debt at May 31, 2001 and May 31, 2000 consisted of:
                                              May 31, 2001 	 May 31, 2000
                                             -------------- --------------
A note payable dated August 12, 1997
with interest at Wall Street Journal
prime plus six percent (6%).  Total
principal and accrued interest was
paid on May 21, 2001.  Interest
accrued during the year ended May 31,
2001 and for the year ended May 31,
2000 was $14,490 and $14,573,
respectively.  Total accrued interest
payable on this note when paid off
was $32,027.                         	      $       0     $  100,000

A noninterest bearing, noncollateralized
loan from an offshore corporation.  There
is no fixed or determinable date for
repayment of this loan.                           184,220	     184,220

Three noninterest bearing, non-
collateralized loans from stockholders.
Two of the loans payable to stockholders
were paid in full in the year ended May
31, 2001.  The remaining loan payable
stockholder was reduced in the current
period by $437,362 through the issuance of
1,286,359 shares of restricted common stock.
The loan is due on demand.                        147,468        491,813

The former stockholders of Star Dot Marketing,
Inc. over the past several years had made
advances to SDMI.  The advances were non-
collateralized, bore interest at an annual
rate of 5.63% and were due on demand.  The
advances were converted to an 8% non-
collateralized note payable on the date the
pooling of interest took place.  Responsibility
for payment of the loan and related accrued
interest was assumed by the buyer when SDMI
was sold on May 31, 2001.  Interest accrued
on the note payable through May 31, 2001
and May 31, 2000 was $23,344 and $5,606,
respectively.        	                                0        208,000
                                                 --------      ---------
     Total Long-Term Debt                         331,688        984,033
     Less Current Portion                    	  331,688        676,033
                                                 --------      ---------
     Net Long-term Debt                  	      $       0  	   $ 308,000
	                                           ========      =========






                                      F-12
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE K - LONG-TERM DEBT (CONTINUED)

The long-term loans payable mature as follows:

	May 31
	 2001			                        $       0	   $ 676,033
	 2002		                                331,688	     308,000
                                                 --------       --------
                                                $ 331,688      $ 984,033
                                                 ========       ========

NOTE L - UNEARNED REVENUE

      The Company has received a total of $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of the DryIce software. Development of this software application has not yet been completed, so the cash payment has been recorded as unearned revenue.

NOTE M - RETIREMENT OF TREASURY STOCK

      The Company retired 2,000 shares of Treasury Stock in May 2001. The excess of the par value over purchase price was credited to paid in capital.

NOTE N - COST OF SALES

Included in the cost of sales are the following:

                                              May 31, 2001 	May 31, 2000

Shipping and handling costs	                $   109,190	$   117,150
Packaging costs	                                 19,830	     25,220
	                                        -----------   -----------
    Total	                                  $   125,990	$   142,370
                                              ===========   ===========
Shipping Income	                            $       840	$     1,110
                                              ===========   ===========

NOTE O - COMMITMENTS AND CONTINGENCIES

      The Company leases office facilities under an operating lease which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2002. Future minimum lease payments including sales tax as of May 31, 2001 are:

     Years ending:

                May 31, 2002                   $   56,681
                May 31, 2003                       35,539
	          May 31, 2004                       28,700
                                               ----------
                Total Minimum Lease Payments   $  120,920
                                               ==========





                                       F-13
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE O - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Rent expense for the periods ending May 31, 2001 and 2000 are $113,293 and $92,856 respectively.

      We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results or legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations or financial condition.

      Three companies had similar suits of non-payment against the USA Performance Products, Inc. subsidiary of eCom eCom.com, Inc. ECOM will defend itself or will file counterclaims against all three claims.

      Saeilo Manufacturing Industries filed a complaint against USA Performance Products, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,190.87 worth of products, which is accounted for in both inventory and accounts payable as of May 31, 2001.

      Renick Enterprises, Inc. filed a complaint against USA Performance Products, Inc. and eCom eCom.com, Inc. . in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products, Inc. USA Performance Products has only received delivery of $19,574.75 worth of products, which is accounted for in both inventory and accounts payable as of May 31, 2001.

      USA Performance Products will defend itself against both Saeilo and Renick through a claim of lost production. USA Performance Products had entered into a proposed sale of the Viper division of USA Performance Products to both Renick and Saeilo during February 2001. In order to comply with the terms of the sales contract, all inventory of the Viper division was taken out of production in preparation of shipment during April 2001. It took the entire month of May 2001 to get back into production.

      National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Sate of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance Products. USA Performance Products contends that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001.



                                      F-14
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE P - FOURTH QUARTER RESULTS

      As a result of the sale of the common stock of Star Dot Marketing, Inc. on the last day of the fourth quarter, the consolidated financial statements at February 28, 2001 included the following assets, liabilities and equity of Star Dot, and the consolidated financial statements at May 31, 2001 excluded the following assets liabilities and equity of Star Dot.

					            February 28, 2001  May 31, 2001
                                            ------------     ------------
          Assets	                          $    234,860	 $   182,830
          Liabilities	                        (330,900)	    (359,060)
          Common stock and paid in capital    (1,699,930)     (1,699,930)
          Retained deficit	                 1,795,970	   1,876,160
                                            ------------     ------------
            Total assets, liabilities,
             and stockholders' equity	  $          0	 $         0
	                                      ============     ===========
NOTE Q - SUBSEQUENT EVENTS

      On August 20, 2001 eCom entered into a joint venture agreement with PremierSoft, Inc., a private corporation, to form a jointly owned marketing company called Zyndecom, Inc. Zyndecom will market a software utility dubbed the "Z Box" that will combine eCom's DryIce (tm) high compression technology with PremierSoft's Syndeos (tm) synchronization software.

      The Z Box will deliver secure, real time and bi-directional manipulation of data, which is accessible to all software and hardware applications and configurations using fileless relay. Using artificial intelligence to integrate and compress digital images and related data, it will facilitate accurate and rapid transfer even over low-speed connections.

      The agreement provides eCom with 51% of the stock of Zyndecom, and PremierSoft will own 49%. eCom will generate revenue by leasing the Dry Ice technology to Zyndecom. PremierSoft will generate revenue by receiving compensation for their management of Zyndecom.

      The two principal owners of PremierSoft have signed consulting agreements with eCom.

NOTE R - RELATED PARTY TRANSACTIONS

      On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. In 1999, Axis loaned the Company $296,000, and this indebtedness was reduced by $111,780 through the issuance of 150,000 shares of the Company's common stock. The Company is currently indebted to Axis for $184,220.

      The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were noninterest bearing, noncollateralized and due on demand.

                                      F-15
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE R - RELATED PARTY TRANSACTIONS (CONTINUED)

      On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at May 31, 2001 was $147,468.

      Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USA Performance Products. In connection with this agreement, Derek Panaia was granted 400,000 shares of common stock in return for his services.

      Stratex Corporation had a loan to the Company in the amount of $100,000. Stratex is owned by Derek D. Panaia, son of David J. Panaia, CEO of the Company. This loan was paid off on May 21, 2001.

      The Company issued 100,000 shares in May 1999, 100,000 shares in June 2000 and 100,000 shares in May 2001 to ReSource Group, Inc. in exchange for promotional and related consulting services. ReSource Group, Inc. is a public relations and promotional firm of which a former member of the Board, Mr. Thomas De Rita, is a principal.

NOTE S - BUSINESS SEGMENTS

      The Company's reportable segments are strategic business units that offer different products and services. The Company has three reportable segments: paintball products, electronic commerce and sports memorabilia.
The paintball segment manufactures and distributes paintball guns and accessories. The electronic commerce segment has provided an e-commerce infrastructure to enable small businesses to expand to the Internet and is now focused on the design and resale of software applications for compression and transmission of large data files.

      The sports memorabilia segment acquires various signed sports related items from individuals in the various professional leagues for resale. The business related to this segment, Star Dot Marketing, was sold on May 31, 2001.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                              Electronic    Sports       All
                    Paintball  Commerce   Memorabilia  Others(a)  Totals
Year Ended: May 31, 2001
Revenues           $2,570,996	$ 175,774	$ 440,225	$    -      $3,186,995
Interest revenue        1,829	      258	     1140	     -	     3,227
Interest expense       15,617	        -	   17,738	     -	    33,355
Depreciation           37,774	   20,143	    2,357	     -	    60,274
Amortization           18,337	    2,240	        -	     -	    20,577
Non-cash expense      256,619	  902,969	        -	     -	 1,159,588
Segment gain (loss)   464,093(1,559,890)	 (243,589)	     -	(1,339,386)
Segment assets        676,551	  278,104	        -	     -	   954,655

                                       F-16
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE S - BUSINESS SEGMENTS (CONTINUED)

                              Electronic    Sports       All
                    Paintball  Commerce   Memorabilia  Others(a)  Totals
Year Ended:  May 31, 2000
Revenues 	       $2,862,266	$    3,559	$ 467,033	$    -      $3,332,858
Interest expense	     14,574	         -	    5,605	     -	    20,179
Depreciation	     15,999	    26,824	    6,489	 4,909	    54,221
Amortization 	     21,067	         -	        -	     -	    21,067
Non-cash expense	          -	   909,906	        -	     -	   909,906
Segment loss         (314,770)(1,721,142)	 (257,845)(339,668)     (2,633,425)
Segment assets	    834,259	   174,304	  371,357	     -	 1,379,920

(a) Includes amounts not allocated to operating segments.

NOTE T - RECOVERABILITY OF ASSETS AND GOING CONCERN

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $413,000 at May 31, 2001 and that the Company has incurred net operating losses since inception.

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

      The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its rights under the agreement (See Note Y). However, the Company can make no assurances that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE U - CONCENTRATION OF RISK

      The only financial instrument which potentially subjected the Company to a concentration of credit risk at May 31, 2001 consisted of a balance due of $300,000 from the sale of 1-800-PAINTBALL. This amount was subsequently collected during June 2001.

      During the current fiscal year, the Company engaged in negotiations to sell the manufacturing operations of the Viper paintball gun and its accessories. After the sale fell through, it took the Company several months to gear back up its manufacturing operations.




                                       F-17
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE U - CONCENTRATION OF RISK (CONTINUED)

      In accordance with the agreement related to the sale of the 1-800-PAINTBALL number, the Company will continue to manufacture and sell the Viper. The agreement allows the Company to sell off its existing inventory of paintball paraphernalia. The Company is currently focusing its efforts on the design and resale of DryIce (tm) software that compresses, stores, protects and transmits large data files.

NOTE V - INCOME TAXES

      No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2001 totals approximately $4,359,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010.

      The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE W - EFFECTS OF INFLATION

      To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE X - RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in our fiscal quarter beginning June 1, 2000. The adoption of SAB 101 had no impact to our operating results and financial position.

      The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 in our fiscal quarter beginning June 1, 2000. The adoption of SFAS No. 133 had no impact to our operating results and financial position, since we currently do not invest in derivative instruments or engage in hedging activities.
In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing at least annually. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements.


                                      F-18
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000

NOTE X - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $ 21,067. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

NOTE Y - PRIVATE EQUITY LINE

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

      The dollar amount sold to Swartz in each Put may be up to $10 million but shall not exceed 15% of the aggregate dollar volume of the Common Stock traded on the company's primary exchange during the 20 day Purchase period beginning on the business day following the Put Date for such Put, excluding any days where 92% of the low trade price would be less than the Floor Price, unless otherwise agreed by Swartz; provided that the Purchase Period shall be extended by one business day for each Excluded Day, up to a maximum extension of 5 business days.

      For each Put, Swartz shall receive an amount of warrants equal to 8% of the number of shares purchased under the Equity Line at an Exercise Price equal to 110% of the Closing Bid Price on the Put Date. Warrants shall have piggyback registration rights and reset provisions.

      As compensation to enter in to the Equity Line Commitment, Swartz received a warrant convertible into 490,000 shares of eCom Common Stock. The Commitment Warrants' exercise price shall equal the average closing bid price for the 5 trading days prior to execution of this Equity Line Letter of Intent. Warrants shall have a 5-year term, piggyback registration rights and reset provisions.









                                     F-19
ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                      	              First       Term of
   Name               Age    Position                   Appointed   Office
-----------------     ---    -------------------       -----------  --------
David J. Panaia       61     Chairman, Chief            June 1994    (1),(2)
                             Executive Officer
                             Treasurer and Director

Robert C. Wilson      48     President and Director     April 2001   (1),(2)

Richard C. Turner     41     Chief Financial Officer    April 2001   (1),(2)
                             and Director

(1)	Officers serve at the pleasure of the Company's Board of Directors.

(2) Each of these Directors was elected to serve until the next Annual Meeting of Shareholders. We currently intend to hold our next annual meeting during February 2002.

	Our Board of Directors sets corporate policies that are implemented by the Company's management. In the event that the Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter that raised the issue.

    	David J. Panaia, Chairman, Chief Executive Officer, Treasurer and Director, is the founder of ECOM and has served as Chairman and Director since we were incorporated in June 1994. Mr. Panaia previously founded several other businesses, including Gold Cross Ambulance Service, Inc. and Gold Cross Medical Services, Inc., and acquired several other companies which were consolidated into Gold Cross, Inc., which provided ground and air ambulance service, medical services, equipment and supplies. After operating for over twenty years, Gold Cross was sold in 1982. Mr. Panaia then founded Biomedics Corporation, a durable medical equipment dealer, which he operated until its sale in 1988. Both corporations were privately owned. From 1988 to 1994, he served as a political and small business marketing consultant through his own firm, Sunpoint Industries, Inc. Sunpoint offered consulting services to candidates and medical equipment businesses located in the United States. Mr. Panaia has served in numerous community, business and political capacities. He concentrates full time on his duties as the Chairman of ECOM.

	Robert C. Wilson, President and Director, served as the acting President and COO of eWebPEO.com, Inc. of Palm Beach Gardens, Florida until he was appointed President of ECOM. In 1996, he established Wilson and Associates, a medical accounts receivable factoring company, where he served as Managing General Partner until the formation of eWebPEO in 1999.



                                    Page 34
      From 1992 through 1995 he served as Vice President of Sales for Optimum Capital Corporation, Walnut Creek, California, where he managed sales representatives of the company, successfully implemented new recruit training programs, and increased monthly sales five-fold. Prior to his work at Optimum Capital Corporation, Mr. Wilson worked at Healthcare Revenue Management, in San Francisco, California, where he initiated new programs, expanded the sales team, and substantially increased annual sales for the company. He concentrates full time on his duties as President of ECOM.

	Richard C. Turner, Chief Financial Officer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with ECOM. Having passed the Enrolled Agent examination in 1992, Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. In addition, he developed several database programs to improve client sales and financial operations. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at American National Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Before joining American National Bank, he served in a variety of management positions with Horizon Bank's finance organization located in Morristown, New Jersey. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of ECOM.

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




                                   Page 35
     In the event that a claim for indemnification against such liabilities (other than the payment by ECOM of expenses incurred or paid by a director, officer or controlling person of ECOM in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by ECOM is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 10.  EXECUTIVE COMPENSATION

     	The following table provides information regarding the executive compensation of persons serving as ECOM's executive officers during the fiscal years ended 2001, 2000 and 1999.

                        Summary Compensation Table

                                                  Long Term Compensation

                         Annual Compensation         Awards   Payouts
                                                       Securities
                                        Other          Underlying       All
                                        Annual   Restr. Options/       Other
Name and Principal                      Compen-  Stock   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation  Award(s) (No.) Payouts sation

David J. Panaia     2001     0      0      0       0       0      0      0
 Chairman, CEO      2000     0      0      0       0       0      0      0
 and Treasurer      1999     0      0      0       0       0      0      0

Robert C. Wilson    2001     0      0      0       0       0      0      0(1)
 President

Richard C. Turner   2001     0      0      0       0       0      0      0(1)
 Chief Financial
 Officer

Charles W. Hansen   2001  100,000   0      0    100,000    0      0  9,706(2)
 President and CEO  2000  100,000   0      0    100,000    0      0      0

Guy T. Lindley      1999     0      0      0       0       0      0      0
 Chief Financial
 Officer

    (1) Robert Wilson and Richard Turner will each receive in fiscal year 2002 a salary of $52,000 and 100,000 shares of free-trading stock.

    (2) Charles Hansen participated in a stock incentive plan which gave him the opportunity to earn up to 25,000 shares of free-trading stock per year. The stock was granted in pro rata monthly increments adjusted for market price fluctuations. At the time the plan was discontinued, Mr. Hansen had received 9,706 shares.

     	None of ECOM's current executive officers has an employment agreement or stock option arrangement with ECOM. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits. Charles W. Hansen, III, who was appointed President and Chief Executive Officer on July 21, 2000, was employed from March 6, 2000 until December 18, 2000.

                                   Page 36
      Mr. Hansen had an employment agreement under which he was compensated with an annual salary of $100,000 plus participation in a stock incentive plan. Upon commencement of employment as Vice President Operations in March 2000, Mr. Hansen was awarded 100,000 shares of restricted stock. When cash flow permits,it is anticipated that other officers will be compensated in accordance with appropriate employment contracts.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	As of the date of this report, we have a total of 50,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 19,010,836 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of our Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (b) the directors and officers of ECOM, and (c) the directors and officers of ECOM as a group.

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     David J. Panaia (1)           3,168,359          16.67
     10 Wyndham Lane
     Palm Beach Gardens, FL

     Gerald V. Bergman (2)         1,839,300           9.68
     104 Asbury Lane
     State College, PA

     Robert C. Wilson                 93,005             *
     847 Foresteria Ave
     Wellington, FL

     Richard C. Turner               102,000             *
     4200 Oak Street
     Palm Beach Gardens, FL

     All Officers and              3,363,364          17.69
     Directors as a Group-3
     persons
___________________________

* Less than one percent

(1) David J. Panaia, an officer and director of the Company, is the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia.

(2) Gerald V. Bergman, a beneficial owner of more than 5% of the stock of the Company, is the beneficial owner of 1,460,000 shares held in the name of Linda Bergman, wife of Gerald Bergman, and 10,000 shares held by each of three of Mr. Bergman's children.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain transactions to which we are a party and certain matters affecting us have or will result in a material benefit to certain of our directors and executive officers, or may create conflicts of interest, as follows:

                                  Page 37
     Linda Bergman was the sole owner of a privately-held business called Amateur Athletes of America. She is also the wife of Gerald V. Bergman, who formerly served as a Director and Chief Financial Officer. On November 23, 1996, we issued an aggregate of 500,000 shares for cancellation of debt to Linda Bergman and Gerald Bergman in the amount of $16,333. The Bergmans directed that 460,000 shares be issued directly to Linda Bergman, and that each of their four children be issued 10,000 shares.

     Mr. Brody Brockman is the son-in-law of Gerald V. Bergman and was an employee of US Amateur Sports Company. 25,000 shares were issued to Mr. Brockman on November 23, 1996 as compensation for sales and shipping services.

     Mr. Thomas J. Thomas is a Florida attorney who performed legal services for us and also formerly served as our Secretary and a Director. On May 31, 1997, we issued 50,000 shares to Mr. Thomas as compensation for his legal services performed prior to that date.

     On August 12, 1997, we extended a promissory note in favor of Stratex Corporation in the amount of $100,000. The loan, which bore interest at the rate of prime plus 6%, was paid in full in May 2001. Derek Panaia, son of David Panaia, is the sole shareholder of Stratex Corporation.

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

     On February 27, 1998 we acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. We acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for 1,000,000 shares of Common Stock. A portion of the stock was used for payment of a note held by Amateur Athletes of America. Amateur Athletes of America, Inc. was a private corporation owned by Linda C. Bergman, wife of Gerald V. Bergman, former corporate Chief Financial Officer and former member of our Board of Directors.

     On February 6, 1998, we issued 1,500,000 shares to Axis Enterprises pursuant to an agreement with Axis Enterprises to provide management services for USA Performance Products, Inc. and to provide financial assistance to us.

     On February 6, 1998, we issued an additional 150,000 shares to Thomas J. Thomas as compensation for legal services performed by him prior to that date.

     On February 6, 1998, we issued 327,900 shares to David Panaia (the Company's Chief Executive Officer and a Director) in cancellation of indebtedness in the amount of $6,148.

     On April 16, 1998, we issued 100,000 shares to Bonnie Panaia as compensation for accounting and other services and issued an additional 400,000 shares to her as compensation for her services in connection with the preparation of the infrastructure of our billing and online e-commerce systems. Bonnie Panaia is the daughter of David Panaia, our Chief Executive Officer and a Director.


                                  Page 38
     On April 16, 1998, we issued 25,000 shares to Doug Panaia as compensation for performing manual labor for us prior to that date. Doug Panaia is the brother of David Panaia, our Chief Executive Officer and a Director.

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

     On May 16, 1999, we issued 100,000 shares to Resource Group, NA, Inc. for promotional services performed for us. Thomas DeRita, a member of our Board of Directors at that time, is a shareholder in Resource Group, N.A., Inc.

     On May 16, 1999, we issued 100,000 shares to Lighthouse Communications Group, LLC for Internet development services. Elling Myklebust, a former director and our former Vice President-Internet Technology, owns Lighthouse Communications Group, LLC.

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


                                   Page 39
     On March 16, 2000, we issued an additional 10,000 shares to Resource Group, NA, Inc. for promotional services performed for us. Thomas DeRita, a former member of our Board of Directors, is a shareholder in Resource Group, NA, Inc.

     On August 31, 2000, we issued an additional 100,000 shares to Resource Group, N.A., Inc. for promotional services performed for us.

     On August 31, 2000, we issued 100,000 shares to Charles Hansen for performing services as our President.

     On September 20, 2000, we issued 200,000 shares to Derek Panaia for consulting services. Derek Panaia is the son of David Panaia, our Chief Executive Officer and a Director.

     On September 25, 2000, we issued an additional 200,000 shares to Derek Panaia.

     On May 10, 2001, we issued 1,286,359 shares to David Panaia in cancellation of indebtedness in the amount of $437,362.

     On May 10, 2001, we issued 10,000 shares to Hanne-Mette Wilson for clerical services rendered to the company. Hanne-Mette Wilson is the wife of Robert Wilson, our President and a Director.

     On May 10, 2001, we issued an additional 20,843 shares to Chris Myklebust for Internet development services rendered.

     On May 24, 2001, we issued an additional 100,000 shares to Resource Group, N.A., Inc. for promotional services rendered.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	Index to financial statements and financial statement schedules

      The audited balance sheets of the Company as of May 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2001 and 2000 appear in sequentially numbered pages F-1 through F-19. The page numbers for the financial statement categories are as follows:

Page	  Description

F-1	  Report of Independent Auditors - May 31, 2001 and 2000
F-2 	  Balance Sheets as of May 31, 2001 and 2000
F-3	  Statements of Operations for the Years Ended May 31, 2001 and 2000
F-4	  Statement of Stockholders' Equity for the Years Ended May 31, 2001
	  and 2000
F-5     Statements of Cash Flows for the Years Ended May 31, 2001 and 2000
F-7	  Notes to Financial Statements

                                   Page 40
(b)	8-K Reports

	On June 13, 2000 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition or Disposition of Assets", that we had acquired all of the outstanding shares of Star Dot Marketing, Inc. on May 31, 2000.

	On May 31, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition or Disposition of Assets", that on May 11, 2001 US Amateur Sports Company entered into an Agreement of Sale of the 1-800-PAINTBALL division with Eugenio Postorivo, Jr., individually.

	On June 7, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition or Disposition of Assets", that on May 31, 2001 eCom eCom.com, Inc. entered into a Stock Purchase Agreement with Brian Delaporta, individually, to acquire all of the outstanding stock of Star Dot Marketing, Inc. Star Dot Marketing, Inc. was a wholly owned subsidiary of eCom eCom.com, Inc. (the "Stockholder") at the time of sale. Brian Delaporta is to become the President of Star Dot Marketing, Inc.

(c)	Exhibits:

3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Agreement for acquisition of assets of Performance Paintball Products,
       Inc. (1)
10.2	Agreement of acquisition of rights to All American Bowl (2)
10.3	Personal services agreement with All American Bowl Executive Director
       (2)
10.4	Promissory Note to Stratex Corporation dated August 12, 1997 (3)
10.5	Marketing and Management Agreement between Axis Enterprises, Ltd. and
       Registrant dated January 10, 1998 (3)
10.6	Agreement for acquisition of assets of Amateur Athletes of America,Inc.
       (3)
10.7	Lease Agreement between Ryco Properties, Inc. and Registrant dated
       May 4, 1998 (3)
10.8	Investment Agreement between Swartz Private Capital LLC and the
       Registrant dated May 13, 1999 (4)
10.9	Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10	Side Agreement (4)
10.11	Amended and Restated Investment Agreement between Swartz Private
       Capital LLC and the Registrant dated July 1999 (5)
10.12	Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13	First Stock Incentive Plan (5)
10.14	Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15	License Agreement between iTool.com and Registrant dated December 20,
       1999 (6)
10.16	Stock Exchange Agreement between the shareholders of Star Dot
       Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17	Service Agreement between eWebPEO.com, Inc. and Registrant dated
       March 25, 2000 (6)
10.18	Consulting and Compensation Agreement between eWebPEO.com, Inc. and
       Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo, Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21	Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)

                                    Page 41
10.22	Strategic Marketing and Sales Agreement between BIFS Technologies
       Corporation and the Registrant dated March 19, 2001
10.23	Operating Agreement for Zyndecom, Inc. dated August 20, 2001
11	Statement of Computation of Earnings per Share
21	Subsidiaries of the Company
27	Financial Data Schedule
_______________________________

(1)Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

(2)Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.

(3)Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.

(4)Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.

(5)Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.

(6)Incorporated by reference to Form 10-KSB for the year ended May 31, 2000.

(7)Incorporated by reference to Form 8-K filed with the Commission on January 21, 2000.

(8)Incorporated by reference to Form 8-K filed with the Commission on May 31, 2001.

(9) Incorporated by reference to Form 8-K filed with the Commission on June 7, 2001.
































                                    Page 42

10.22                 STRATEGIC MARKETING AND SALES AGREEMENT


      THIS STRATEGIC MARKETING AND SALES AGREEMENT ("Agreement") is made this 19 day of March 2001 by and between BIFS Technologies Corporation (DISTRIBUTOR), a Florida Corporation having its principle place of business at 2075 Fruitville Road, Suite 200, Sarasota, Florida 34237 and eCom eCom.com, Incorporated ("ECOM"), a Florida Corporation having its principle place of business at 3801 PGA Boulevard, Suite 103, West Palm Beach, Florida 33410.

      WHEREAS, DISTRIBUTOR is in the business of developing, marketing and distributing both information technologies and Biofiltration Equipment in areas throughout the world;

      WHEREAS, ECOM desires DISTRIBUTOR to market and distribute ECOM'S next generation software and Internet technology applications and data transmission methods and any other Products related thereto upon ECOM obtaining the requisite licensing rights from Mehlman Capital Management, representative of Impact Imaging, Inc. and Karl Yatovitz, Ph.D., the developer of Products discussed herein;

      WHEREAS, DISTRIBUTOR may be granted only those rights, together with all restrictions, limitations and/or liberties on such rights, that ECOM obtains from Mehlman Capital Management, representative of Impact Imaging, Inc., and Karl Yatovitz, Ph.D.;

      WHEREAS, ECOM shall be the licensee of certain product derivatives for these certain next generation Internet technology applications and data transmission methods and any other Products related thereto and will market and distribute them to Resellers, End-Users, Publishers and OEMS;

      WHEREAS, ECOM, shall have licensing rights from Mehlman Capital Management to market and distribute these next generation Internet technology applications and data transmission methods and any other Products related thereto;

      WHEREAS, DISTRIBUTOR has licensing rights from ECOM to market and distribute ECOMS next generation software and Internet technology applications and data transmission methods and any other Products related thereto to Resellers, End-Users, Publishers and OEMS;

      WHEREAS, DISTRIBUTOR intends to license, market and distribute from ECOM its next generation software and Internet technology applications and data transmission methods and any other Products related thereto to Resellers, End Users, Publishers and OEMs throughout the world;

      WHEREAS, in furtherance of this Agreement, in the event ECOM and Patent Holder execute and record with the United States Patent & Trademark Office, an Assignment of Applications of Letters of Patent of the United States, and/or an Assignment of Marks Distributor will be notified forthwith;

      NOW, THEREFORE, in consideration of the premises and of the mutual Covenants and promises herein contained, the parties agree as follows:

1.  DEFINTIONS:

    Unless otherwise defined or stated, "days" shall mean calendar days, "including" shall mean, "including without limitation", and the following terms shall have the meanings stated below:

                                    Page 43
  A. "Product or Products" refers individually or collectively to those products made available to Distributor by ECOM for sublicensing hereunder and including, but not limited to, components of ECOMS next generation software and Internet technology applications and data transmission methods and any other Products, Related Materials, the software product or technologies whose sale and marketing is contemplated by this Agreement, and which may combine some or all of the products or components described herein, and all Updates and Upgrades exclusive of any new product created by either party.

  B. "Proprietary Rights' means all patents, copyrights, trade secrets and all other rights in Products and Derivative Works thereof owned by or licensed to either party whether or not such rights are protected under parent or copyright laws.

  C. "Derivative Works" means those revisions, improvements, alterations, adaptations, modifications, translations, abridgments, expansions, or other form to the Product.

  D. "End User" is any person or entity who receives a right to use the Product for its own use and not for resale or further sublicensing through a license granted by either party or a Publisher, Reseller, or OEM.

  E. "OEM", or "Original Equipment Manufacturer" means any legal entity or person that receives from ECOM or Distributor the right to use the Product and sublicense the Product to End Users in conjunction with its own products.

  F. "Related Materials" means information in written or other documentary form supplied by either party to the other that relates, in whole or in part, to the installation, design, use, operation, testing, debugging, support, maintenance or marketing of Product.

  G. "Updates" are new revisions of the Products that improve functionality.

  H. "Upgrades" are new releases of the Products that generally expand the capability of the upgraded product "Version".

  I. "Licensee" shall mean a party that is the licensee for a particular technology or intellectual property.

  J. "Affiliate" means, with respect to any given Person, any other Person directly or indirectly Controlling, Controlled by, or under common Control with such Person.

  K. "AGREEMENT" means this agreement, as it may be amended from time to time.

  L. "BUSINESS DAY" means a day that banks are open for business in the State of Florida.

  M. "CONTENT" means text, information, data, images (still and moving) and sound recordings.

  N. "CONTROL" over a Person means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or other equity interest, representation on its board of directors or body performing similar functions, by contract or otherwise. The terms "Controlling" and "Controlled" will have corollary meanings.

  O. "DAMAGES" means liabilities, damages, awards, settlements, losses, claims and expenses, including reasonable attorney's fees and expenses and costs of investigation.
                                   Page 44
  P. "Intellectual PROPERTY RIGHTS" means any patent, design right, copyright, trademark, service mark (and any application or registration respecting the foregoing), database right, trade secret, know-how and/or other present or future intellectual property right of any type, wherever in the world enjoyable.

  Q. "Laws" means applicable laws, regulations, rules or orders of any government administrative authority or court.

  R. "Person" means any individual, corporation, limited-liability company, partnership, firm, joint venture, association, joint-stock company, trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

  S. "Net profit" means revenue, after ECOM'S actual cost of its user license and DISTRIBUTOR'S direct cost of sales. All expenses must be actual and verifiable.

2.  TERM AND TERMINATION

2.1 This Agreement will take effect on March 19, 2001, and shall continue until terminated. DISTRIBUTOR can terminate this Agreement at any time upon returning all Product information and copies of such information in DISTRIBUTOR'S possession. This Agreement will also terminate if DISTRIBUTOR fails to comply with any material term or condition of this Agreement and such breach is not cured within thirty (30) days following written notice from ECOM specifying such breach. This Agreement will terminate automatically upon any transfer of a copy of the License by DISTRIBUTOR, other than as permitted by this Agreement. ECOM may not terminate this Agreement unless there is a material breach by DISTRIBUTOR or as agreed by both parties. In event of a termination of this Agreement and in addition to any other rights or remedies available to ECOM, DISTRIBUTOR shall promptly return to ECOM all copies of Product in any form in DISTRIBUTOR'S possession. Within two (2) weeks after any termination, DISTRMUTOR shall certify in writing to ECOM that it has returned any and all copies of the Product in DISTRIBUTOR'S possession.

2.2 ECOM agrees that it will grant DISTRIBUTOR the right to market and distribute Product and all related Products as part of DISTRIBUTOR'S offerings through out the world. The parties have negotiated in good faith an agreement setting forth, among other things, the royalties to be paid by DISTRIBUTOR to ECOM for such right. The grant of rights will not prohibit ECOM from providing Product to its clientele or from licensing Product to any other person or entity, PROVIDED that such person or entity is not owned or operated by any DISTRIBUTOR competitor, and PROVIDED further that such Product is not provided by ECOM as part of an offering to the general public.

2.3 DISTRIBUTOR shall use its best efforts to enter into agreements with Resellers, End Users, Publishers and OEMs.

3.   LICENSE GRANTS

3.1 ECOM hereby grants to DISTRIBUTOR a non-transferable, non-exclusive license, subject to the restrictions set forth in this Agreement:

     i) to market, sublicense and distribute the Products for use in or with OEMs' systems, computers, software, operating systems, computer hardware including but not limited to printers, controller boards, ASIC's and ROM based integrated circuit cartridges; and to authorize OEMs to do the same, subject to all of the terms and conditions of this Agreement.


                                    Page 45
3.2 ECOM hereby grants DISTRIBUTOR a non-transferable, non-exclusive license, subject to the restrictions set forth in this Agreement, to use the Product and to market and distribute the Products via Resellers, End Users and Publishers.

3.3 RIGHT TO DISTRIBUTE COPIES OF ECOM DEMONSTRATIOIN PRODUCTS. ECOM hereby grants to DISTRIBUTOR the nonexclusive right to distribute for demonstration and evaluation purposes the 30-Day Demo and the related documentation to its customers in a manner subject to the provisions of this Agreement and the 30-Day Demo user license agreement during the term hereof. DISTRIBUTOR will document such distribution to ECOM in a monthly report.

3.4 TRADEMARK. DISTRIBUTOR shall have the right and obligation to use the trademark "Dry Ice" at all times when referring to the Products, including butt not limited to documentation, packaging, advertising and marketing materials, etc. The trademark "Dry Ice" cannot be used by itself nor can any other prefix or may any suffix be added to "Dry Ice" when referring to the Product or the 30-Day Demo.

3.5 DISTRIBUTOR shall indicate in packaging of and promotional materials relating to its products containing the Products and/or the 30-Day Demo that the Products and/or the 30-Day Demo are included therein by utilizing on such packaging or materials the artwork provided by ECOM (or an acceptable facsimile thereof approved by ECOM in advance) and such packaging and materials shall clearly disclose that the Product is not the fully supported commercial version. The following notice must be included on all promotional and packaging materials relating to the Products and/or the 30Day Demo; "Dry Ice" is a registered trademark of eCom eCom.com, Incorporated.

  a) Use of the "Dry Ice" logo by DISTRIBUTOR shall be protective of the rights of ECOM and its licensors, and shall conform to the usage instructions described below as the same may be updated from time to time by ECOM. DISTRIBUTOR shall provide ECOM samples of each of its packaging and promotional materials utilizing the ECOM trademark, and shall, at the request of ECOM, cease any use of the same which ECOM indicates in writing is violative of the provisions of this Section.

Documentation are also protected under applicable copyright laws and DISTRIBUTOR'S right to use the Products and the Documentation is limited to the terms and conditions set forth in this Agreement. DISTRIBUTOR does not acquire any rights, express or implied, in the Products, other than those specified in this Agreement.

5. LIMITED WARRANTY AND LIMITATION OF REMEDIES

5.1 ECOM warrants that Products do not contain any time bombs, usage authorization codes, or other codes of programming devices that may be used to access, modify, delete, damage, deactivate or disable the Products. The foregoing will not be deemed to prohibit or limit ECOM in any way from including features in the Products that restrict unlicensed use. ECOM further warrants that the Products provided will be free from defects in materials and workmanship. ECOM warrants that its Products will perform consistent with generally accepted industry standards. This warranty shall be valid for ninety (90) days from performance of service.

5.2 The warranties above are the sole warranties provided by ECOM. To be covered by these limited warranties, DISTRIBUTOR must provide ECOM with written notice of the breach of warranty within the applicable warranty period. The warranties do not apply if misuse or abuse has damaged Products or if Products error is caused, in whole or in part, by the failure of any hardware or other equipment to function in accordance with the specifications of the applicable manufacturer.
                                    Page 46
ECOM SPECIFICALLY DISCLAIMS ALL OTHER WARRANTIES AND CONDITIONS, EXPRESS OR IMPLIED, INCLUDING BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OR CONDITION OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE WITH RESPECT TO THE PRODUCTS.

6    PAYMENT AND TAXES

6.1 ECOM and DISTRIBUTOR shall split the net profit a full fifty percent (50%) each, on the sale, distribution and/or license of any Product.

6.2 Payment of net profits shall be due thirty (30) days after the distribution of Products by either party.

6.3 During the first year of this Agreement it may be required by Patent Holder that funds from any sale be Distributed to a lockbox or escrow account. Parties hereby agree that funds shall be distributed from any account required in a timely fashion.

6.4 If ECOM'S or DISTRIBUTOR'S procedures require that an invoice be submitted against a purchase order before payments can be made, the party billing will be responsible for issuing the purchase order at the time of order. If past due amounts owing from ECOM or DISTRIBUTOR are not paid within thirty (30) days,

 i.   the unpaid amount shall bear interest at the rate of 1 % per month, and

 ii. other party shall have the right to terminate this Agreement upon thirty (30)days written notice. Party who must proceed with collections shall be reimbursed by other for all reasonable cost incurred (including reasonable attorneys' fees) in collecting past due amounts.

7    INDEMNIFICATION FOR INFRINGEMENT

7.1 ECOM warrants to DISTRIBUTOR that Product and any related Products do not infringe any patent issued in the United States or a European Union country, or any trade secret, copy right, or other proprietary rights. As DISTRIBUTOR'S exclusive remedy for breach of this warranty and ECOM's entire liability for infringement, ECOM agrees to indemnify and hold DISTRIBUTOR harmless with respect to any suit, claim, or proceeding brought against DISTRIBUTOR alleging that DISTRIBUTOR'S permitted use of the Products under this Agreement constitutes an infringement of any patent issued in the United States or a European Union country, or any trade secret, copy right, or other proprietary right. ECOM shall defend DISTRIBUTOR against any such suit, claim, or proceeding, and pay all litigation costs and reasonable attorney's fees incurred in connection with such suit, claim, or proceeding, and all settlement payments and damages awarded therein, provided that ECOM is notified in writing within thirty (30) days of such suit, claim, or proceeding, DISTRIBUTOR tenders the control of any such suit, claim or proceeding to ECOM, and DISTRIBUTOR cooperates with ECOM in the defense or settlement of same.

7.2 Upon notice of alleged infringement or if in ECOM'S opinion such a claim is likely, ECOM shall have the right, at its option and expense, either:

 a)  To procure for DISTRIBUTOR the right to continue using the Products; or

 b) To replace or modify the Products so that they provide substantially the same, or greater, functionality and performance than the infringing Product, but arc no longer subject to a claim or infringement If, in ECOM'S opinion, none of the options above are reasonably available, DISTRIBUTOR'S sole and


                                   Page 47
exclusive remedy shall be to return the infringing Products to ECOM in exchange for a refund of such fees paid to ECOM from DISTRIBUTOR for such Products.

 c)  ECOM shall not have any obligation under this Section:

 i. to the extent the claim arises from a modification of the Products other than by or on behalf of ECOM or from DISTRIBUTOR'S use of the Products in combination with other non-ECOM software, equipment or devices; or

 ii. If ECOM has provided DISTRIBUTOR with a non-infringing version of the Products (that provide substantially the same, or greater, functionality and performance than the infringing Products) and DISTRIBUTOR does not promptly replace all copies of the infringing version of the Products with the non-infringing version.

8.  EXPORT RESTRICTIONS

8.1 DISTRIBUTOR agrees to comply fully with all relevant export laws and regulations of the United States ("Export Laws") to ensure that neither the Products nor any direct product thereof are:

 i.   exported directly or indirectly, in violation of Export Laws; or

 ii. intended to be used for any purposes prohibited by the Export Laws, including without limitation, nuclear, chemical, or biological weapons proliferation.

9   CONFIDENTIALITY

9.1 By virtue of this Agreement, ECOM and DISTRIBUTOR may have access to information that is confidential to one another ('Confidential Information"). Confidential Information shall be limited to the Products, the results of any benchmark testing of the Products, the terms and pricing under this Agreement and all information clearly identified as confidential. A party's confidential Information shall not include information that: (a) is or becomes a part of the public domain through no act or omission of the other party; (b) was, rightfully in the possession of the other party or was known by it prior to its disclosure; (c) is independently developed by the receiving party without use of any Confidential Information of the other party; or (d) was or is provided by the disclosing party to third parties without restriction on disclosure.

9.2 The parties (including their respective employees and agents) agree to hold each other's Confidential Information in confidence during the term of this Agreement and for two (2) years thereafter. The parties further agree, unless required by law or by court order, not to disclose or make any Confidential Information of the other party available in any form to any third party or to use it for any purpose other than the implementation of this Agreement. DISTRIBUTOR will not permit anyone except Authorized Users to have access to the Products.

10  RIGHT TO AUDIT

10.1 DISTRIBUTOR may reasonably from time to time, upon advance notice of at least five (5) days, perform an audit during regular business hours to determine compliance with the terms of this Agreement, provided that such audit shall not unreasonably interfere with ECOM'S operations. Expenses associated with such audit will be paid by DISITRIBUTOR.



                                   Page 48
10.2 ECOM may reasonably from time to time, upon advance notice of at least five (5) days, perform an audit during regular business hours to determine compliance with the terms of this Agreement, provided that such audit shall not unreasonably interfere with DISTRIBUTOR'S operations. Expenses associated with such audit will be paid by ECOM.

11   GENERAL TERMS

11.1 The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

11.2 The laws of the State of Florida, excluding those laws that direct the application of the laws of another jurisdiction, govern this Agreement. The parties agree that this Agreement shall not be governed by the 1990 U.N. Convention on Contracts for the International Sale of Goods and that English is the governing language of this Agreement. The parties hereby irrevocably consent to the personal jurisdiction of the federal and state courts sitting in the State of Florida, and to service of process within or without Florida by certified mail requiring a signed receipt, and the parties agree that any court action relating to the enforcement of any arbitration award or judgment or seeking injunctive or other equitable relief, shall be brought in such courts.

11.3 All controversies or claims arising out of or relating to this Agreement shall be resolved in accordance with the terms and conditions set forth in this Section. First, the parties will attempt in good faith to resolve each controversy or claim within sixty (60) days by negotiations between senior executives of the parties who have settlement authority and who do not have direct responsibility for the administration of this Agreement. The disputing party shall give the other party written notice of the controversy or claim in accordance with the notice provision of this Agreement. The other party shall submit a response within twenty (20) days after receiving said notice. The notice and response shall include (a) a summary of the party's position and a summary of the evidence and arguments supporting its position, and (b) the name of the executive who will represent the party.
The executives shall meet at a mutually acceptable time and place within thirty (30) days of the disputing party's notice and thereafter as often as they deem reasonably necessary to resolve the controversy or claim. ECOM and DISTRIBUTOR agree that all negotiations conducted pursuant to this Section are confidential and shall be treated as compromise and settlement negotiations for purposes of the Federal Rules of Evidence and state rules of evidence. If the controversy or claim has not been resolved within sixty
(60) days of the disputing party's notice, the controversy or claim will be resolved through binding arbitration conducted in accordance with the commercial arbitration rules of the American Arbitration Association ("AAA") then in effect. If DISTRIBUTOR initiates arbitration, the arbitration proceeding will be held in Sarasota County in the State of Florida and if ECOM initiates arbitration, the arbitration proceeding will be held in Palm Beach County in the State of Florida. The parties agree that service of any notices in the course of such arbitration at their respective addresses as provided in this Section shall be valid and sufficient. All proceedings will be held and a transcribed record prepared in English. The parties will choose, by mutual agreement, one arbitrator within thirty (30) days of receipt by a party of the other party's notice of its intent to arbitrate.
If no arbitrator is appointed within the time provided in this Agreement or any extension of time that is mutually agreed upon, the AAA will make such appointment within thirty (30) days of such failure. The award rendered by the arbitrator shall include costs of arbitration, reasonable attorneys' fees and reasonable costs for expert and other witnesses, and judgment on such award may be entered in any court having jurisdiction thereof. Nothing in

                                    Page 49
this Section shall be deemed to prohibit or restrict either party from seeking injunctive relief and such other rights and remedies as it may have at law or equity for any actual or threatened breach of any provision of this Agreement relating, to a party's confidential information or proprietary rights. Except for actions for nonpayment or breach of proprietary rights in the Products, no action, regardless of form, arising out of this Agreement may be brought more than one (1) year after the cause of action has accrued.

11.4 Except for DISTRIBUTOR'S obligation to pay ECOM, neither party shall be liable for any delay or failure to perform due to external causes beyond its reasonable control.

11.5 All notices shall be in writing and shall be delivered personally (including overnight mail by private courier) or sent by first-class mail (return receipt requested) or facsimile transmission to the address listed in this Agreement. Notice shall be deemed to have been given at the time of delivery, twelve (12) hours after confirmation of receipt if sent by facsimile, and three (3) business days after mailing if sent by first-class mail.

11.6 Parties acknowledge that they have read this Agreement, understand it and agree to be bound by its terms and conditions. Parties further agree that this Agreement is the complete and exclusive statement of the agreement between them regarding its subject matter and supersedes and merges any earlier proposal or prior arrangement, whether oral or written, and any other communications between the parties relative to the subject matter of this Agreement. If any provision of this Agreement is found void or unenforceable, that provision will be enforced to the maximum extent possible and the remaining provisions of this Agreement will remain in full force and affect.

11.7 Neither this Agreement nor the License granted herein may be assigned or transferred without the prior written permission of ECOM, which permission shall not be unreasonably withheld. Any attempted assignment without such consent will be void.

11.8 Notice.

TO ECOM:
David Panaia, Chairman
ECOM ECOM.COM, Inc.
3801 PGA Boulevard
Suite 1001
Palm Beach Gardens,  Florida 33410

To Distributor:
Alpha J. Keyser, Chairman
BIFS Technologies Corporation
2075 Fruitville Road, Suite 200
Sarasota, Florida 34237

IN WITNESS WHEREOF, this Agreement has been executed by each of the individual parties hereto on the date first fixed above.

Signed, sealed and delivered in the presence of

(Corporate Seal)





                                    Page 50
______________________________         _______________________________
Witness                                David Panaia, Chairman
                                       ECOM ECOM.COM Inc.
                                       3801 PGA Boulevard
                                       Suite 1001
                                       Palm Beach Gardens, FL 33410


_____________________________          _________________________________
Witness                                Alpha J. Keyser, Chairman
                                       BIFS Technologies Corporation
                                       2075 Fruitville Road, Suite 200
                                       Sarasota, FL 34237

















































                                    Page 51
10.23 Operating Agreement for Zyndecom, Inc. dated August 20, 2001


                             OPERATING AGREEMENT
                                     for
                                ZYNDECOM, INC.
                            a Florida Corporation

                                  ARTICLE I
                         Name, Registered Office and
                               Registered Agent


	Section 1.  Name.  The name of this corporation is Zyndecom, Inc.

	Section 2. Principal Office. The principal office of this corporation is 2700 PGA Blvd. Suite 103, Palm Beach Gardens, Florida. This corporation may have other offices, either within or without the State of Florida as the Shareholders may designate or the business of the Company may from time to time require.

	Section 3. Registered Office and Registered Agent. The address of the registered office of this corporation, required by the Florida Corporation
Act to be maintained in the State of Florida, may, but need not, be identical with the principal office in the State of Florida. The address of the initial registered office is 2700 PGA Blvd. Suite 103, Palm Beach Gardens, Florida 33410 and the registered agent at said address is Robert C. Wilson.
The registered office and the registered agent may be changed from time to time by action of the Shareholders and by filing the prescribed form with the Florida Secretary of State.

                                  ARTICLE II
                                    Powers

	The company may:

	Section 1.  Sue or be sued, or complain or defend in its name.

	Section 2. Purchase, take, receive, lease, or otherwise acquire, own, hold, improve, or use, or otherwise deal in or with, real or personal property, wherever situated.

	Section 3. Sell convey, mortgage, pledge, create a security interest in, lease, exchange, or transfer, or otherwise dispose of, all or any part of its property or assets.

	Section 4. Purchase, take, receive, subscribe for, or otherwise acquire, own, hold, vote, use, employ, sell, mortgage, lend, or pledge, or otherwise dispose of or otherwise use or deal in or with shares or other interests in or obligations of other foreign or domestic limited liability companies, domestic or foreign corporations, associations, general or limited partnerships, or individuals; or direct or indirect obligations of the United States or any other government, state, territory, governmental district, or municipality or of any instrumentality thereof.


Section 5. Make contracts or guarantees or incur liabilities; borrow money at such rates of interest as the corporation may determine; issue its notes, bonds, or other obligations; or secure any of its obligations by mortgage or pledge of all or any part of its property, franchises, and income.


                                    Page 52
	Section 6. Lend money for any lawful purposes, invest or reinvest its funds, or take and hold real or personal property as security for the payment of funds so loaned or invested.

	Section 7. Conduct its business, carry on its operations and have offices, and exercise the powers granted by this chapter within or without this state.

	Section 8. Elect or appoint managers and agents of the corporation, define their duties, and fix their compensation.

	Section 9. Make and alter its regulations, not inconsistent with its Articles of Organization or with the laws of this state, for the administration and regulation of the affairs of the company.

	Section 10. Make donations to the public welfare or for charitable, scientific, or educational purposes.

	Section 11. Indemnify a shareholder or manager or any other person to the same extent as a corporation may indemnify any of the directors, officers, employees, or agents of the corporation against expenses actually and reasonably incurred by him or it in connection with the defense of an action, suit, or proceeding, whether civil or criminal, in which he or it is made a party.

	Section 12. Cease its activities and surrender its Articles of Organization.

	Section 13. Have and exercise all powers necessary or convenient to effect any or all of the purposes for which the company is organized.

	Section 14. Transact any lawful business which the shareholders or the managers find to be in aid of governmental policy.

	Section 15. Pay pensions and establish pension plans, profit-sharing plans, and other incentive plans for any or all of its managers and employees.

	Section 16. Be a promoter, incorporator, general partner, limited partner, shareholder associate, or manager of any corporation, partnership, limited partnership, corporation, joint venture, trust, or other enterprise.

	Section 17. Have and exercise all powers necessary or convenient to effect its purposes.

                                 ARTICLE III
                                Organization

	Section 1. Organization. The business and affairs of the corporation shall be managed by the Officers. The management team from Premier Soft,
Inc. shall be primarily responsible for the implementation and production of the "Z Box". The eCom shall contribute the Dry Ice Technology for use in the
"Z Box".   PremierSoft shall contribute the Sydeos Technology for use in the
"Z Box".

                                 ARTICLE IV
                               Corporate Acts

	Section 1. Execution of Written Instruments. Unless otherwise specifically determined by the majority of the shareholders or otherwise required by law, formal contracts of the corporation, deeds, assignments,

                                    Page 53
satisfactions, and other legal documents of the corporation, and other company instruments or documents, shall be executed, signed or endorsed by the directors designated by the majority of the directors.

	Section 2. Signing of Checks and Notes. Checks, notes, drafts and demands for money shall be signed by the officers from time to time.

	Section 3. Indebtedness of the Corporation. The Corporation may not borrow money, execute promissory notes, mortgages, or other evidences of indebtedness unless approved by unanimous vote of the Directors.

                                  ARTICLE V
                           Contributions to Capital

	The contributions to capital by a shareholder to the corporation may consist of cash, services or other property.

                                  ARTICLE VI
                           Unreasonable Compensation

	Any payments made to any shareholder, director or officer of the corporation such as salary, commission, bonus, interest or rent or entertainment expense incurred by him which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service shall be reimbursed by such shareholder to the corporation to the full extent of such disallowance. It shall be the duty of the directors as a board to enforce payment of each such amount disallowed. In lieu of payment by the officer, subject to the determination of the directors, proportionate amounts may be withheld from his future compensation payments until the amount owed to the corporation has been recovered.

                                ARTICLE VII
                              Indemnification

	The company may be empowered to indemnify any shareholder or officer or director, by a majority vote of a quorum of shareholders who were not parties to such action, suit or proceeding. If such indemnification is authorized by the shareholders, expenses incurred in defending such civil or criminal action, suit or proceeding may be paid by the company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the manager, shareholder, employee or agent to repay such amount unless he or she is found to be entitled to such indemnification.

                               ARTICLE VIII
                           Corporation Property

	Real or personal property owned or purchased by a corporation shall be held and owned, and conveyance shall be made, in the name of the corporation. Instruments and documents providing for the acquisition, mortgage, or disposition of property of the corporation shall be valid and binding upon the company, if they are executed by one or more designated shareholders of a corporation in which management has been retained in the shareholders.

                                ARTICLE IX
                Distribution of Property; Impairment of Capital

	The corporation may, from time to time, distribute its property to the shareholders of the corporation upon the basis stipulated in the regulations, provided that, after distribution is made, the assets of the corporation are in excess of all liabilities of the corporation except liabilities to shareholders on account of their contributions.

                                    Page 54
                                 ARTICLE X
                  Transferability of Shareholder's Interest

	The interest of a shareholder in this company may not be transferred or assigned. However, if all of the other shareholders of the corporation other than the shareholder proposing to dispose of his or its interest approve of the proposed transfer or assignment by unanimous written consent, the transferee of the interest of the shareholder shall have the right to transfer that interest.

                                ARTICLE XI
                            Books and Records

	Section 1. Books and Records. This company shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its directors and shareholders. It shall keep at its registered office or principal place of business a record of its shareholders and the names and addresses of all shareholders.

	Section 2. Financial Information. Not later than three (3) months after the close of each fiscal or calendar year, this company shall prepare a balance sheet showing in reasonable detail the financial condition of the company as of its fiscal or calendar year, and a profit and loss statement showing the results of the operations of the company during its fiscal or calendar year.

	Upon written request of any shareholder, the company shall mail to such shareholder a copy of the most recent such balance sheet and profit and loss statement.

	The balance sheets and profit and loss statements shall be filed in the registered office of the company, kept for at least five (5) years, and shall be subject to inspection during business hours by any shareholder, in person or by agent.

                               ARTICLE XII
                           Conflict of Interest

	A. No contract or other transaction between this corporation and one or more of its shareholders, or between this corporation and any other corporation, firm, association or other entity in which one or more of its shareholders are directors or officers, or are financially interested, shall be either void or voidable for this reason alone or by reason alone that such shareholder or shareholders are present at the meeting of the shareholders, or of a committee thereof, which approves such contract or transaction, or that his or their votes are counted for such purposes:

	1. If the fact of such common directorship, officership or financial interest is disclosed or known to the Board or Committee, and the Board or Committee approves such contract or transaction by vote sufficient for such purpose without counting the vote or votes of such interested manager or managers.

	2. If such common directorship, officership or financial interest is disclosed or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by major vote of the shareholders; or

	3. If the contract or transaction is fair and reasonable as to the company at the time it is approved by a Committee or the shareholders.



                                    Page 55
	B. Common or interested Shareholders may be counted in determining the presence of a quorum at a meeting or of a committee which approves such contract or transaction.


Dated:



________________________________________
Joseph Sineno Jr., for PremierSoft, Inc.


________________________________________
Robert C. Wilson, for eCom eCom.com, Inc.

11	Statement of Computation of Earnings per Share



                             ECOM ECOM.COM, INC.

               STATEMENT OF COMPUTATION OF EARNINGS PER SHARE




Calculation of Numerator:     Calculation of Denominator:

   Net loss     1,339,386     Weighted average common shares
   Adjustment           0      issued and outstanding           17,394,789
                 --------     Potentially dilutive securities            0
   Net Loss    (1,339,386)                                      ----------
                =========     Weighted average shares
                               outstanding                      17,394,789
                                                                ==========

21	Subsidiaries of the Company





                             eCom eCom.com, Inc.
                                SUBSIDIARIES
                             as of May 31, 2001




                                 State of        Name Under Which
Subsidiary Name and Address      Incorporation   Business is Conducted
---------------------------      -------------   ---------------------

US Amateur Sports Company        Florida         US Amateur Sports Company

USA Performance Products, Inc.   Florida         USA Performance Products

27	Financial Data Schedule

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages F2 and F3 of the Company's Form 10-KSB for the year ended May 31, 2001, and is qualified in its entirety by reference to such financial statements.

<PERIOD-TYPE>                                       12-MOS
<FISCAL-YEAR-END>                                   MAY-31-2001
<PERIOD-END>                                        MAY-31-2001
<CASH>                                              206,271
<SECURITIES>                                        0
<RECEIVABLES>                                       21,239
<ALLOWANCES>                                        0
<INVENTORY>                                         269,522
<CURRENT-ASSETS>                                    803,685
<PP&E>                                              307,712
<DEPRECIATION>                                      172,730
<TOTAL-ASSETS>                                      954,655
<CURRENT-LIABILITIES>                               1,217,053
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                            1,901
<OTHER-SE>                                         (264,300)
<TOTAL-LIABILITY-AND-EQUITY>                        954,655
<SALES>                                             3,186,995
<TOTAL-REVENUES>                                    4,045,651
<CGS>	                                              2,524,830
<TOTAL-COSTS>                                       5,354,909
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  30,128
<INCOME-PRETAX>                                    (1,339,386)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                (1,339,386)
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                       (1,339,386)
<EPS-PRIMARY>                                      (.07)
<EPS-DILUTED>                                      (.07)

                               ADDITIONAL INFORMATION

                               Corporate Headquarters

         2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida 33410
           Telephone Number: (561) 622-4395; Fax Number: (561) 624-0202
                     Internet Address - http://www.ecomecom.com
                        E-mail Address - ceo@ecomecom.com

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

                                  Transfer Agent
                      Florida Atlantic Stock Transfer, Inc.
                     5701 North Pine Island Road, Suite 310B
                              Tamarac, Florida 33321


	Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., 2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

	The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.