Form 10QSB
period 2001-08-31
ECOM ECOM COM INC
filed 2001-10-18
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington,  DC  20549

                                  Form 10-QSB


        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES  EXCHANGE  ACT OF  1934


              For  the  quarterly  period  ended  August 31,  2001


                      Commission  File  Number  33-96638-A



                              ecom  ecom.com, inc.
----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Florida                                       65-0538051
------------------------                    --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                        2700  PGA Boulevard,  Suite  103
                       Palm Beach Gardens,  Florida  33410
----------------------------------------------------------------------------
                    (Address of principal executive offices)


                               (561)  622-4395
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                     No
                        ---                        ---

As of August 31, 2001 the issuer had 20,303,388 shares of common stock, $.0001 Par Value, outstanding.

Transitional  Small  Business  Disclosure  format: Yes       No    X
                                                        ---       ---











eCom eCom.com, Inc.                                            Form 10-QSB
                                                           August 31, 2001


INDEX

										       PAGE NO.
PART  I     FINANCIAL  INFORMATION


ITEM 1      FINANCIAL  STATEMENTS

            Independent Accountant's Report                             3

            Consolidated Balance Sheets:
                August 31, 2001 and May 31, 2001  (Unaudited)           4

            Consolidated Statements of Operations:
                Three Months Ended August 31, 2001 and
                2000  (Unaudited)                                       5

            Consolidated Statements of Shareholders' Deficit:
                Years Ended May 31, 2001 and 2000 and the
                Three Months Ended August 31, 2001  (Unaudited)         6

            Consolidated Statements of Cash Flows:
                Three Months Ended August 31, 2001 and
                2000  (Unaudited)                                       7

            Notes to Consolidated Financial Statements                  9


ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OR  PLAN  OF  OPERATION                                    19


PART  II    OTHER  INFORMATION

            ITEMS  1-6                                                 22
















                                       2








                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 200
                       North Palm Beach, Florida  33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida



                       Independent Accountant's Report


To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of August 31, 2001 and May 31, 2001, and the related consolidated statements of operations, for the three-month periods ended August 31, 2001 and 2000, the consolidated statement of stockholders' deficit from May 31, 1999 through August 31, 2001, and the consolidated statement of cash flows for the three month periods ended August 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $650,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Wieseneck, Andres & Company, P.A.


October 17, 2001


                                       3








ECOM ECOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

			           ASSETS
                                       August 31, 2001        May 31, 2001
                                       _______________        ____________
Current Assets
  Cash and cash equivalents           $         50,586        $    206,271
  Accounts receivable,
    net of allowance of $6,500                  30,103               3,537
  Accounts receivable other                     17,702              17,702
  Inventories                                  239,637             269,522
  Prepaid expenses                               6,132               6,653
  Note receivable                                5,000             300,000
                                       _______________        ____________
      Total Current Assets                     349,160             803,685
                                       _______________        ____________
Property and Equipment, net                    130,293             134,982
                                       _______________        ____________
Other Assets
  Intangible assets, net                         5,600               6,160
  Other assets                                  10,732               9,828
                                       _______________        ____________
      Total Other Assets                        16,332              15,988
                                       _______________        ____________
      Total Assets                        $    495,785        $    954,655
                                       ===============        ============
	                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $    605,659         $   775,030
  Accrued expenses                               6,310              10,335
  Unearned revenue                             100,000             100,000
  Current portion of long term debt            285,188             331,688
                                       _______________        ____________
      Total Current Liabilities                997,157           1,217,053
                                       _______________        ____________
      Total Liabilities                        997,157           1,217,053
                                       _______________        ____________
Stockholders' Equity
  Common stock, $.0001 par value,
    50 million shares authorized,
    20,303,388 and 19,010,836
    shares issued and outstanding                2,030               1,901
  Paid-in capital                            4,600,074           4,127,083
  Accumulated deficit                       (5,103,476)         (4,391,382)
                                       _______________        ____________
      Total Stockholders' Deficit             (501,372)           (262,398)
                                       _______________        ____________
      Total Liabilities and
       Stockholders' Equity               $    495,785         $   954,655
                                       ===============        ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       4








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2001      August 31, 2000
                                        ______________      _______________
Revenues
  Net Sales                            $        54,928      $    1,377,794
  Cost of Sales                                (74,209)           (991,520)
                                        ______________     _______________
      Gross Profit                             (19,281)            386,274
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                           65,648             261,558
  Product development                           20,301             156,026
  General and administrative                   608,326             734,838
  Amortization                                     650               5,267
                                        ______________     _______________
      Total Operating Expenses                 694,925           1,157,689
                                        ______________     _______________
Loss from Operations                          (714,206)           (771,415)

Other Income (Expense)
  Interest income                                1,562                 406
  Interest expense                                (137)             (6,785)
  Gain on disposal of asset                        687                   -
                                        ______________     _______________
      Net Other Expenses                         2,112              (6,379)
                                        ______________     _______________

Net Loss                                $     (712,094)      $    (777,794)
                                        ==============     ===============

Net Loss Per Common Share               $        (0.04)      $       (0.05)
                                        ==============     ===============

Weighted Average Shares Outstanding         19,657,112          15,406,269
                                        ==============     ===============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2001 AND 2000
AND THE THREE MONTHS ENDED AUGUST 31, 2001
(Unaudited)


             Number          Additional   Accum-                  Total
               of     At Par  Paid-In     ulated     Treasury  Stockholders'
             Shares   Value   Capital     Deficit     Stock       Deficit
            --------  ------ ----------  ----------  --------- -------------
Balance, May 31, 1999
           13,658,600 $1,366 $2,205,206 $(2,294,728) $(5,000)  $  (93,156)

Issuance of
Common Stock
            1,227,075    123  1,649,655           -        -    1,649,778

Net Loss            -      -          -  (2,633,426)       -   (2,633,426)
           ----------  ----- ---------- -----------  -------- ------------
Balance, May 31, 2000
           14,885,675  1,489  3,854,861  (4,928,154)  (5,000)  (1,076,804)

Issuance of
Common Stock
            4,125,161    412  1,977,151           -        -    1,977,563

Sale of Star
Dot Marketing       -      - (1,699,929)  1,876,158        -      176,229

Cancellation of
Treasury Stock      -      -     (5,000)          -    5,000            -

Net Loss            -      -          -  (1,339,386)       -   (1,339,386)
           ----------  ----- ---------- -----------  -------- ------------
Balance, May 31, 2001
           19,010,836 $1,901 $4,127,083 $(4,391,382) $     -  $  (262,398)

Issuance of
Common Stock
            1,292,552    129    472,991           -        -      473,120

Net Loss            -      -          -    (712,094)       -     (712,094)
           ----------  ----- ---------- -----------  -------- ------------
Balance, August 31, 2000
           20,303,388 $2,030 $4,600,074 $(5,103,476) $     -  $  (501,372)
           ========== ====== ========== ===========  ======== ============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
(Unaudited)


	                                 August 31, 2001     August 31, 2000
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers       $        54,928     $     1,406,274
    Interest income    	                         1,562                 406
    Cash paid to suppliers and employees      (455,015)         (1,623,716)
    Interest paid                                  (18)             (2,878)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (398,543)           (219,914)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cash received from sale of
     1-800-Paintball                           300,000                   -
    Purchase of equipment    	                  (6,329)             (9,831)
    Sale of equipment                              687                   -
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities        294,358              (9,831)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from sale of stock                      -              10,300
    Proceeds of loans from stockholders              -             122,000
    Repayment of loans to stockholders         (46,500)                  -
    Issuance of note receivable                 (5,000)                  -
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities        (51,500)            132,300
                                       _______________     _______________
Net Decrease in Cash                          (155,685)            (97,445)

Cash and Cash Equivalents at
 Beginning of Period                           206,271             139,402
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                         $        50,586     $        41,957
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services         471,900                   -
  Stock issued for purchase of fixed assets      1,220                   -


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
(Unaudited)
Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:

	                                  August 31, 2001    August 31, 2000
                                        _______________    _______________

Net Loss                                $     (712,094)    $     (777,794)
    Add items not requiring outlay of cash:
        Depreciation and amortization	      12,798             20,047
        Bad Debts                                    -             15,231
        Expenses paid by issuing stock         471,341            823,598
        Gain on sale of assets                    (687)                 -
    Cash was increased by:
        Decrease in accounts receivable              -             43,711
        Decrease in inventory                   29,886            136,390
        Decrease in prepaid expenses                 -             33,098
        Decrease in deposits                     1,260                  -
        Decrease in other assets                   560                  -
        Increase in accrued interest payable         -              6,784
        Increase in accounts receivable        (26,566)                 -
        Increase in prepaid assets                (739)                 -
        Increase in other assets                  (905)                 -
        Decrease in accounts payable          (169,372)          (501,907)
        Decrease in accrued expenses            (4,025)            (6,510)
        Decrease in accrued interest payable         -            (12,562)
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities       $    (398,543)   $      (219,914)
                                        ===============    ===============




















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. ECom's current business plan is focused on the development and marketing of applications for its high-compression software, called DryIce(tm). Previously, the Company developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCom eCom B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCom eCom SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products. However, we recently revised our business model in order to focus on the design and resale of DryIce(tm) software applications that compress, store, protect and transmit large data files in any format including images, full motion video, audio and text. Our intention is to divest all other product lines to concentrate on the development of the market for this software. Our mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

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


See accompanying independent accountants' review report.
                                       9








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS (CONTINUED)

These products are marketed through joint sales agreements with professional sports franchises.

Consistent with the intent to divest all businesses and product lines unrelated to DryIce(tm) compression software, the sale of one business and one product line were consummated during the final quarter of the year ended May 31, 2001. On May 11, 2001 rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses were sold for a cash payment of $900,000. On May 31, 2001 the Company sold all of the stock of Star Dot Marketing, Inc. in return for assumption of debt of $208,000 owed to the original owners of SDMI. (See Note C)

In August 2001, eCom entered into a joint venture agreement with Premier-Soft, Inc. to form a new company called Zyndecom, Inc. Zyndecom will market the "Z-Box," a software utility that combines DryIce(tm) with PremierSoft's Syndeos(tm) software. Syndeos(tm) integrates software and hardware systems that have been created independently. This joint venture is the first step to moving the DryIce(tm) business concept into a revenue-generating stage.
The Z-Box will deliver secure, real time and bi-directional manipulation of data, which is accessible to all software and hardware applications and configurations using fileless relay. Using artificial intelligence to integrate and compress digital images and related data, it will facilitate accurate and rapid transfer even over low-speed connections.
The agreement provides eCom with 51% of the stock of Zyndecom, and Premier-Soft will own 49%. eCom will generate revenue by leasing the Dry Ice technology to Zyndecom. PremierSoft will generate revenue by receiving compensation for their management of Zyndecom. The two principal owners of PremierSoft have signed consulting agreements with eCom.

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

See accompanying independent accountants' review report.
                                      10








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

paintball marker and accessories to this new corporation. We expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC. Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest. Because the 800-PAINTBALL assets were sold on May 11, 2001 and Star Dot Marketing was sold on May 31, 2001, the operating statement for the three months ended August 31, 2000 includes the results of operations for both business segments, but related balance sheet accounts were eliminated prior to consolidation at May 31, 2001. (See Note C)

Revenue Recognition

Revenue from the sale of paintball markers and accessories and sports related memorabilia is recognized at the time title is transferred which is normally on shipment of the goods. Revenue from the sale of compression products also will be recognized at the time the products are shipped. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.

Cash

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days. The company maintained cash balances in one bank in amounts in excess of federal insurance limits as of May 31, 2001. The balance in this account fell below $100,000 during August 2001.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Depreciation

Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Amortization

Intangible assets consisting of rights to technology and associated trademarks are amortized using the straight-line method over five years.

See accompanying independent accountants' review report.
                                      11








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

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

In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. On May 31, 2001, eCom sold all of the stock of SDMI in return for assumption of SDMI corporate debt in the amount of $208,000 which was owed to the original shareholders of Star Dot. As a result, SDMI's accounts were removed from eCom's balance sheet at May 31, 2001. The statement of operations for the three months ended August 31, 2000 reflects the combined operations of both companies.

The sale of Star Dot Marketing was motivated by the revision of eCom's business model which is now focused on marketing of DryIce(tm) compression software. This was consistent with the Company's announced intention to divest all other product lines.

NOTE D - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value.

At August 31, 2001, inventory consisted of the following:

                           Finished goods           $   11,044
                           Work in process             217,275
                           Raw materials                11,318
                                                    ----------
                                 Total inventory    $  239,637
                                                    ==========



See accompanying independent accountants' review report.
                                      12








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE E - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

NOTE F - NOTE RECEIVABLE

The Company sold its rights to use the telephone number 1-800-PAINTBALL (1-800-724-6822) for $900,000 on May 11, 2001. Cash in the amount of
$600,000 was received at closing with the remaining $300,000 due June 12, 2001. The note did not state any interest or collateralization. The final payment was received in a timely manner.

NOTE G - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2001 and May 31, 2001:

                                    August 31, 2001    May 31, 2001
                                    ---------------    ------------

     Computer hardware               $    152,866      $    144,511
     Computer software                     56,308            56,308
     Furniture, fixtures and
      equipment                            51,441            49,492
     Tools, dies and fixtures              57,401            57,401
                                     ------------      ------------
         Total Cost                       318,016           307,712

     Accumulated
      Depreciation                        187,723           172,730
                                     ------------      ------------

      Total Net Property and
       Equipment                     $    130,293      $    134,982
                                     ============      ============
	Depreciation expense included
	 in the cost of sales for the
       periods ended are:            $     12,148      $     60,274
                                     ============      ============
The useful lives assigned to property and equipment to compute depreciation are:

     Computer Hardware                   5 years
     Computer Software                   5 years
     Furniture, fixtures and equipment   7 years
     Tools, dies and fixtures            5 years


See accompanying independent accountants' review report.
                                      13








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE H - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $5,600 and $5,040 as of August 31, 2001 and May 31, 2001, respectively.

NOTE I - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE J - LONG-TERM DEBT

Long-term debt at August 31, 2001 and May 31, 2001 consisted of:

                                                    August 31,    May 31,
                                                       2001        2001
                                                     --------    --------

A noninterest bearing, noncollateralized loan
from an offshore corporation that is due on
demand.                                              184,220      184,220

A noninterest bearing, noncollateralized
loan from stockholder. There is no fixed or
determinable date for repayment of this loan.        100,968      147,468


                                                    --------     --------
     Total Long-Term Debt                            285,188      331,688
     Less Current Portion                            285,188      331,688
                                                    --------     --------
     Net Long-term Debt                             $      0       $    0
                                                    ========     ========

The long-term loans payable mature as follows:

            Year ending May 31, 2002                 285,188      331,688
                                                    --------     --------
                                                    $285,188     $331,688
                                                    ========     ========

NOTE K - UNEARNED REVENUE
The Company has received a total of $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of the DryIce software. Development of this software application has not yet been completed, so the cash payment has been recorded as unearned revenue.

See accompanying independent accountants' review report.
                                      14








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE L - COST OF SALES

Included in the cost of sales are the following:
                                               August 31, 2001   May 31, 2001
                                               _______________   ____________

Shipping and handling costs                      $        28     $   109,160
Packaging costs                                          205          16,830
                                                ------------    ------------
	Total	                                     $       233     $   125,990
                                                ============    ============
Shipping income                                  $     1,504     $       840
                                                ============    ============

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2002. Future minimum lease payments including sales tax as of August 31, 2001 are:

    Years ending:

                August 31, 2002                   $ 41,316
                August 31, 2003                     35,539
                August 31, 2004                     28,700
                                                   -------
                Total Minimum Lease Payments      $105,555

Rent expense for the three month period ending August 31, 2001 and 2000 are $12,665 and $28,000 respectively.

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

Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an

See accompanying independent accountants' review report.
                                      15








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

oral agreement without any terms and conditions of the agreement.

USA Performance Products has only received delivery of $29,190.87 worth of products, which is accounted for in both inventory and accounts payable as of August 31, 2001.

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involves non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,574.75 worth of products, which is accounted for in both inventory and accounts payable as of August 31, 2001.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fullfilment requests for USA Performance products. USA Performance Products contends that many requests for fullfilment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of August 31, 2001.

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


See accompanying independent accountants' review report.
                                      16








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were noninterest bearing, noncollateralized and due on demand. On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at August 31, 2001 was $100,968.

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

The Company issued 100,000 shares in May 1999, 100,000 shares in June 2000 and 100,000 shares in May 2001 to ReSource Group, Inc. in exchange for promotional and related consulting services. ReSource Group, Inc. is a public relations and promotional firm of which a former member of the Board, Mr. Thomas DeRita, is a principal.

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

The following is a summary of segment activity:




See accompanying independent accountants' review report.
                                      17








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE O - BUSINESS SEGMENTS (CONTINUED)

                                  Electronic      Sports
                     Paintball     Commerce     Memorabilia       Totals
                     ----------    --------     -----------    ------------
Three Months Ended:
August 31, 2001
-----------------
Revenues             $   54,116    $    812      $     -       $     54,928
Interest revenue             -        1,562            -              1,562
Interest expense            137          -             -                137
Depreciation              6,819       5,419            -             12,238
Amortization                 -          560            -                560
Segment loss            (60,667)   (651,427)           -           (712,094)
Segment assets          366,460     129,325            -            495,785

August 31, 2000
-----------------
Revenues             $1,221,998    $    126      $155,670       $ 1,377,794
Interest expense          3,907          -          2,878             6,785
Depreciation              9,163       5,028           589            14,780
Amortization              4,707         560            -              5,267
Segment loss            (40,719)   (687,879)      (49,196)         (777,794)
Segment assets          604,133     170,727       344,481         1,119,341

(a) Includes amounts not allocated to operating segments.

NOTE P - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $647,997 at August 31, 2001 and that the Company has incurred net operating losses since inception.

In April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy, a number of the Company's shares of common stock, subject to restrictions (the "Put Option").

The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put, and the price and number of shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. On April 10, 2000 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission. The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its

See accompanying independent accountants' review report.
                                      18








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE P - RECOVERABILITY OF ASSETS AND GOING CONCERN(CONTINUED)

rights under the agreement (See Note T). However, the Company can make no assurances that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2001 was approximately $5,070,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE R - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS

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


See accompanying independent accountants' review report.
                                      19








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company's current yearly amortization of intangible assets is approximately $ 2,240. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

NOTE T - PRIVATE EQUITY LINE

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

See accompanying independent accountants' review report.
                                      20








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE T - PRIVATE EQUITY LINE (CONTINUED)

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










































See accompanying independent accountants' review report.
                                      21








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended August 31, 2001 and 2000 and the Form 10-KSB for the fiscal year ended May 31, 2001.

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

Overview

ECOM is the value-added reseller of proprietary software which we have named DryIce(tm). DryIce(tm) software revolutionizes the compression, storage, protection, transmission and use of large data files in any format including images, full motion video, audio and text. DryIce(tm) is capable of compressing electronic images to ratios previously thought to be impossible. During the prior fiscal year, we recognized that the market potential of this software and its applications far exceeded any other opportunity available to us. We retooled our company's mission, the related business model and our corporate structure to focus solely on development of applications and markets for DryIce(tm) software.

We have made significant progress during the current quarter in the transition to implement the new business model. In August we announced the formation of a joint venture company called Zyndecom, Inc. which resulted from a partnership with software company, PremierSoft, Inc. Zyndecom is developing a software utility, the Z-Box(tm), which combines DryIce(tm) with PremierSoft's Syndeos(tm) synchronization software. The Z-Box(tm) is designed to eliminate incompatibility between independently-developed computer software and hardware systems. Data within these systems can then be synchronized into one common information resource, with central, secure storage, accessible to all authorized users.

In September we executed an enhanced agreement with Impact Imaging, Inc., developers of the software that powers the DryIce(tm) product line. The new agreement expanded our products by the addition of video formatting capabilities.
                                      22








Our company's reengineering dictated the need to sell or spin off all of our non-DryIce(tm) product lines. With the sale during last quarter of our 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from our previous business model was the Viper M1 paintball marker. As discussed below, our current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on DryIce(tm) will confirm that the current lull in revenue generation is a minor inconvenience.

Results of Operations

               Comparison of the three months ended August 31, 2001
                  with the three months ended August 31, 2000
  	-------------------------------------------------------------------

Revenue for the three-month period ended August 31, 2001 was $54,928 compared to $1,377,794 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories. Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation for shipment during April 2001. The sale subsequently was canceled, but we were unable to resume production and sale of Viper products until the current quarter. We intend to rebuild Viper sales volume in anticipation of the eventual sale of this product line.

Revenues recorded during the prior year period included sales posted from our 1-800-PAINTBALL business which was sold during the last quarter of the fiscal year for $900,000 in cash. Also included were $155,670 in revenues contributed by our Star Dot subsidiary which also was sold in keeping with our plan to focus solely on development and sale of applications of DryIce(tm) software.

Gross profit dropped from $386,274 in the prior year period to $(19,281) in the current three month period. Amounts charged to cost of sales in the current period included costs associated with rebuilding our Viper M1 production line.

This loss in gross profit was offset by a decline in total operating expenses. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $261,558 in the three months ended August 31, 2000 to $65,648 in the current three month period. Product development expense was cut from $156,026 in the prior year period to $20,301 in the current three month period. General and administrative costs totaled
$608,326 in the current quarter compared to $734,838 in the prior year quarter. Most of this cost savings was generated from a reduction in personnel including paintball sales and management staff and staff devoted to refining our other e-commerce properties. Amortization expense decreased from $5,267 to $650 as a result of changes in intangible assets. Intangible assets related to acquisition of rights to the Viper M1 technology were fully amortized at the end of the prior fiscal year, and amortization of intangible assets recorded from purchase of rights to the 1-800-PAINTBALL toll-free telephone number was eliminated when the assets were sold. Compared to the prior year quarter, we cut 40% of total operating expense, a savings of $462,764.

Net interest expense of $6,379 in the prior year period was converted to net interest income of $2,112 in the current quarter. This was primarily due to elimination of interest paid on a note due to the former stockholders of Star Dot Marketing at the time this subsidiary was sold.

Our operations for the three months ended August 31, 2001 resulted in a net loss of $712,094, a $65,700 improvement over the net loss of $777,794 recorded during the three months ended August 31, 2000.

	                 Liquidity and Capital Resources
                    ---------------------------------------

At August 31, 2001, current assets totaled $349,160 compared to $803,685 at the end of the prior fiscal year. Balances decreased in all asset categories except accounts receivable. Of the $454,525 drop in total current assets, the collection of the note receivable from sale of 1-800-PAINTBALL assets accounted for $300,000. This amount was used to fund current operations pending the commencement of revenues from DryIce(tm) product sales. A decrease in cash of $155,685 and in inventories of $29,885 reflected the continued reduction of accounts payable as we satisfied obligations remaining from our discontinued lines of business. An increase in accounts receivable of $31,566 resulted from the recent resumption of Viper M1 sales.

Current liabilities fell from $1,217,053 at the end of the prior fiscal year to $997,157 at the end of the current quarter, a decrease of $219,897. This decrease was a result of our intention to minimize debt and strengthen our balance sheet as we begin operations under the new business model. A $169,372 drop in accounts payable combined with a $46,500 decrease in stockholder loans to account for the reduction in current liabilities.

Net cash used in operating activities was $398,543 during the current three-month period compared to $219,914 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations in addition to achieving a significant reduction in accounts payable and other debt during the current period.

Investing activities provided $294,358 in cash during the current three-month period compared to the use of cash in the amount of $9,831 during the same period of the prior year. During the current year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $132,300 during the first three months of the prior year, consisting primarily of loans from stockholders. Repayment of stockholder loans resulted in the use of cash in the amount of $51,500 during the current three-month period.

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. We have an equity line of credit in place with Swartz Private Equity, LLC. However, the amount of common stock we can require Swartz to purchase is tied to the market for our common stock. Consequently, if market volume and price decline, so does the amount of common stock we can put to Swartz. To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable. Until the Company obtains sufficient funds necessary to capitalize the growth of its existing operations, expenditures required to increase revenues, including advertising and promotion of compression software and Viper M1 paintball products, will be substantially limited. Should the Company be unable to obtain continued funding, its operations may be adversely affected.


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

Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,190.87 worth of products, which is accounted for in both inventory and accounts payable as of August 31, 2001.

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach
County, FL on April 30, 2001. The complaint involves non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,574.75 worth of products, which is accounted for in both inventory and accounts payable as of August 31, 2001.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fullfilment requests for USA Performance products. USA Performance Products contends that many requests for fullfilment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of August 31, 2001.


ITEM 2.   Changes in Securities.

None

ITEM 3.   Defaults Upon Senior Securities.

None

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None

ITEM 5.   Other Events.

None

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits:

   EXHIBIT
   NUMBER        DESCRIPTION                LOCATION
   -------       -----------------------    ------------------------------
   27            Financial Data Schedule    Filed herewith electronically

(b) Reports on Form 8-K:

        None

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 4 and 5 of the Company's Form 10-QSB for the quarter ended August 31, 2001, and is qualified in its entirety by reference to such financial statements.

<PERIOD-TYPE>                                          3-MOS
<FISCAL-YEAR-END>                                MAY-31-2002
<PERIOD-END>                                     AUG-31-2001
<CASH>                                                50,586
<SECURITIES>                                               0
<RECEIVABLES>                                         52,805
<ALLOWANCES>                                               0
<INVENTORY>                                          239,637
<CURRENT-ASSETS>                                     349,160
<PP&E>                                               318,016
<DEPRECIATION>                                       187,723
<TOTAL-ASSETS>                                       495,785
<CURRENT-LIABILITIES>                                997,156
<BONDS>                                                    0
<PREFERRED-MANDATORY>                                      0
<PREFERRED>	                                               0
<COMMON>                                               2,030
<OTHER-SE>                                          (503,401)
<TOTAL-LIABILITY-AND-EQUITY>                         495,785
<SALES>                                               54,928
<TOTAL-REVENUES>                                      57,177
<CGS>                                                 74,209
<TOTAL-COSTS>                                        781,282
<OTHER-EXPENSES>                                           0
<LOSS-PROVISION>                                           0
<INTEREST-EXPENSE>                                       137
<INCOME-PRETAX>                                     (712,094)
<INCOME-TAX>                                               0
<INCOME-CONTINUING>                                 (712,094)
<DISCONTINUED>                                             0
<EXTRAORDINARY>                                            0
<CHANGES>                                                  0
<NET-INCOME>                                        (712,094)
<EPS-PRIMARY>                                           (.04)
<EPS-DILUTED>                                           (.04)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   eCom eCom.com, Inc.




October 17, 2001                    By:  /s/  David J. Panaia
                                              David J. Panaia,
                                              Chief Executive Officer




October 17, 2001                    By:  /s/  Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer