Form 10QSB
period 2001-11-30
ECOM ECOM COM INC
filed 2002-01-17
CIK 1000459

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  DC  20549

                                    Form 10-QSB


       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                       SECURITIES  EXCHANGE  ACT OF  1934


            For  the  quarterly  period  ended  November 30,  2001


                     Commission  File  Number  33-96638-A



                               ecom ecom.com, inc.
 -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Florida                                      65-0538051
-------------------------------------         --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                         2700 PGA Boulevard, Suite 103
                       Palm Beach Gardens, Florida 33410
------------------------------------------------------------------------------
                  (Address of principal executive offices)


                                 (561) 622-4395
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X                No
        ---                   ---

As of November 30, 2001 the issuer had 22,998,364 shares of common stock, $.0001 Par Value, outstanding.

Transitional  Small  Business  Disclosure  format:  Yes        No   X
                                                         ---       ---
eCom eCom.com, Inc.                                      Form 10-QSB
                                                     November 30, 2001



INDEX

                                                             PAGE NO.
PART I  FINANCIAL  INFORMATION


ITEM 1             FINANCIAL  STATEMENTS

        Independent Accountant's Report  . . . . . . . . . . .  3

        Consolidated Balance Sheets:
         November 30, 2001 and May 31, 2001  (Unaudited) . . .  4

        Consolidated Statements of Operations:
         Six Months Ended November 30, 2001
         and 2000  (Unaudited) . . . . . . . . . . . . . . . .  5

        Consolidated Statements of Operations:
         Three Months Ended November 30, 2001
         and 2000  (Unaudited) . . . . . . . . . . . . . . . .  6

        Consolidated Statements of Shareholders' Deficit:
         Years Ended May 31, 2001 and 2000 and the
         Six Months Ended November 30, 2001  (Unaudited) . . .  7

        Consolidated Statements of Cash Flows:
         Six Months Ended November 30, 2001
         and 2000  (Unaudited) . . . . . . . . . . . . . . . .  8

        Notes to Consolidated Financial Statements . . . . . . 11


ITEM  2      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OR  PLAN  OF  OPERATION . . . . . . . . . . . . . 24


PART  II     OTHER  INFORMATION

             ITEMS  1-6  . . . . . . . . . . . . . . . . . . . 28

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 200
                       North Palm Beach, Florida  33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida



                       Independent Accountant's Report


To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying balance sheets of eCom eCom.com, Inc. and consolidated subsidiaries as of November 30, 2001 and May 31, 2001, and the related consolidated statements of operations, for the three-month periods and the six-month periods ended November 30, 2001 and 2000, the consolidated statement of stockholders' deficit from May 31, 1999 through November 30, 2001, and the consolidated statement of cash flows for the six-month periods ended November 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $967,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


    /s/Wieseneck, Andres & Company, P.A.


January 15, 2002

ECOM ECOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2001 AND MAY 31, 2001
(Unaudited)
                                  ASSETS

                                  November 30, 2001             May 31, 2001
Current Assets                    _________________             ____________
  Cash and cash equivalents             $     2,699              $   206,271
  Accounts receivable                        24,592                    3,537
  Accounts receivable other                       -                   17,702
  Inventories                               214,183                  269,522
  Prepaid expenses                            5,499                    6,653
  Note receivable                                 -                  300,000
                                       ____________             ____________
   Total Current Assets                     246,973                  803,685
                                       ____________             ____________

Property and Equipment, net                 116,727                  134,982
                                       ____________             ____________
Other Assets
  Intangible assets, net                      5,130                    6,160
  Other assets                              110,883                    9,828
                                       ____________             ____________
    Total Other Assets                      116,013                   15,988
                                       ____________             ____________
 Total Assets                           $   479,713              $   954,655
                                        ===========              ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Acccounts payable                     $   651,924              $   775,030
  Accrued expenses                           15,066                   10,335
  Unearned revenue                          100,000                  100,000
  Current portion of long term debt         447,229                  331,688
                                       ____________              ___________
    Total Current Liabilities             1,214,219                1,217,053
                                       ____________              ___________
       Total Liabilities                  1,214,219                1,217,053

Stockholders' Equity
  Common stock, $.0001 par value,
    50 million shares authorized,
    22,998,364 and 19,010,836
    shares issued and outstanding             2,300                    1,901
  Paid-in capital                         4,796,204                4,127,083
  Accumulated deficit                    (5,533,010)              (4,391,382)
                                       ____________              ___________
    Total Stockholders' Deficit            (734,506)                (262,398)
                                       ____________              ___________
 Total Liabilities and
   Stockholders' Equity                 $   479,713              $   954,655
                                        ===========               ==========

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 4








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 and 2000
(Unaudited)
                                   November 30, 2001      November 30, 2000
                                   _________________      __________________
Revenues
  Net Sales                             $   117,569             $ 2,489,797
  Cost of Sales                            (122,260)             (1,940,464)
                                       _____________           _____________
      Gross Profit                           (4,691)                549,333
                                       _____________           _____________
Operating Expenses
  General and administrative              1,033,075               1,377,466
  Sales and marketing                        70,783                 322,153
  Product development                        25,546                 220,807
  Amortization                                1,120                  10,533
                                       _____________           _____________
      Total Operating Expenses            1,130,524               1,930,959
                                       _____________           _____________

Loss from Operations                     (1,135,215)             (1,381,626)

Other Income (Expense)
  Interest income                             2,508                   1,504
  Interest expense                           (7,837)                (17,545)
  Gain on disposal of asset                     688                       -
  Loss on disposal of asset                  (1,772)                      -
                                       _____________           _____________
      Net Other Expenses                     (6,413)                (16,041)
                                       _____________           _____________

Net Loss                                $(1,141,628)        $    (1,397,667)
                                       =============            ============

Net Loss Per Common Share               $     (0.05)        $         (0.09)
                                       =============            ============
Weighted Average Shares Outstanding      21,339,543              15,867,325
                                       =============            ============














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 5








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(Unaudited)

                                November 30, 2001          November 30, 2000
                                _________________          __________________
Revenues
  Net Sales                       $        62,641            $     1,112,004
  Cost of Sales                           (48,051)                  (948,943)
                                    ______________              _____________
    Gross Profit                           14,590                    163,061
                                    ______________              _____________
Operating Expenses
  General and administrative              424,749                    644,011
  Sales and marketing                       5,135                     60,595
  Product development                       5,245                     64,781
  Amortization                                470                      5,267
                                   ______________              _____________
    Total Operating Expenses              435,599                    774,654
                                    ______________              _____________

Loss from Operations                     (421,009)                  (611,593)

Other Income (Expense)
  Interest income                             946                      1,098
  Interest expense                         (7,699)                   (10,760)
  Loss on disposal of asset                (1,772)                         -
                                    ______________              _____________
    Net Other Expenses                     (8,525)                    (9,662)
                                    ______________              _____________

Net Loss                          $      (429,534)           $      (621,255)
                                     =============               ============

Net Loss Per Common Share         $         (0.02)           $         (0.04)
                                     =============               ============
Weighted Average Shares Outstanding    22,875,031                 16,328,382
                                     =============               ============














 See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 6








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2001 AND 2000
AND THE SIX MONTHS ENDED NOVEMBER 30, 2001
(Unaudited)


                           Additional                            Total
    Number of     At        Paid-in    Accumulated  Treasury   Stockholders'
     Shares    Par Value    Capital      Deficit     Stock     Deficiency
   ---------  -----------  ----------  -----------  --------  -------------

Balance May 31, 1999
   13,658,600  $   1,366   $2,205,206 $(2,294,728) $(5,000)    $   (93,156)

Issuance of Common Stock
    1,227,075        123    1,649,655           -        -       1,649,778

Net Loss    -          -            -  (2,633,426)       -      (2,633,426)
   ---------- -----------  ---------- ------------  -------  --------------
Balance May 31, 2000
   14,885,675      1,489    3,854,861  (4,928,154)  (5,000)     (1,076,804)

Issuance of Common Stock
    4,125,161        412    1,977,151           -        -       1,977,563

Sale of Star Dot Marketing
            -          -   (1,699,929)  1,876,158        -         176,229
Cancellation of  Treasury Stock
            -          -       (5,000)          -    5,000               -
Net Loss    -          -            -  (1,339,386)       -      (1,339,386)
   ---------- -----------  ---------- ------------  -------  --------------
Balance May 31, 2001
   19,010,836      1,901    4,127,083  (4,391,382)       -        (262,398)

Issuance of  Common Stock
    1,987,528        199      669,321           -        -         669,520
Issuance of Common Stock for proposed purchase of Zyndecom, Inc. (See Note A)
    2,000,000        200         (200)          -        -               -
Net Loss    -          -            -  (1,141,628)       -      (1,141,628)
   ---------- -----------  ---------- ------------  -------  --------------
Balance November 30, 2001
   22,998,364   $  2,300   $4,796,204 $(5,533,010) $     -     $  (734,506)
   ==========  =========   ========== ============  =======  ==============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 7








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(Unaudited)


                                      November 30, 2001   November 30, 2000
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers          $    117,569       $   2,254,370
    Interest income                              2,508               1,504
    Cash paid to suppliers and employees      (628,815)         (2,697,777)
    Interest paid                                  (88)             (7,823)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (508,826)           (449,726)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cash received from sale of
     1-800-Paintball                           300,000                   -
    Issuance of note receivable                 (5,000)                  -
    Deposit on software                       (100,000)                  -
    Purchase of equipment                       (6,474)            (12,587)
    Proceeds received from sale of equipment     1,187                   -
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities        189,713             (12,587)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from sale of stock                      -             234,429
    Proceeds of loans from stockholders        224,941             107,800
    Repayment of loans to stockholders        (109,400)                  -
                                       _______________     _______________
        Net Cash Flows Provided By
         Financing Activities                  115,541             342,229
                                       _______________     _______________
Net Decrease in Cash                          (203,572)           (120,084)

Cash and Cash Equivalents at
 Beginning of Period                           206,271             139,402
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                            $      2,699       $      19,318
                                       ===============     ===============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 8








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(Unaudited)


                                               November 30,    November 30,
                                                   2001            2000
                                               ____________    ____________


Supplemental Schedule of Non-Cash Investing Activities
------------------------------------------------------
Non-Cash transactions
 Stock issued for purchase of fixed assets      $   1,950       $        -
 Services received as payment of note
   receivable                                       5,000                -

Supplemental Schedule of Non-Cash Financing Activities
------------------------------------------------------
Non-Cash transactions
 Stock issued for payment of services           $ 664,702       $        -
 Stock issued for payment of debt                   7,869                -






























See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 9








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(Unaudited)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:

                                       November 30, 2001  November 30, 2000
                                        _______________    _______________

Net Loss                                $   (1,141,628)    $   (1,397,667)
    Add items not requiring outlay of cash:
        Depreciation and amortization           25,438             40,478
        Expenses paid by issuing stock         664,702          1,089,906
        Gain on sale of assets                    (688)                 -
        Loss on sale of assets                   1,772                  -
    Cash was increased by:
        Decrease in accounts receivable              -             81,258
        Decrease in inventory                   55,339            236,121
        Decrease in prepaid expenses             1,154             27,916
        Decrease in other current assets             -             13,337
        Increase in accrued expenses             4,731                  -
        Increase in accrued interest payable         -             16,463
    Cash was decreased by:
        Increase in accounts receivable         (3,354)                 -
        Increase in other assets                (1,055)            (8,650)
        Decrease in accounts payable          (115,237)          (474,416)
        Decrease in accrued expenses                 -            (11,910)
        Decrease in accrued interest payable         -            (62,562)
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities       $    (508,826)   $      (449,726)
                                        ===============    ===============




















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 10








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. ECom's current business plan is focused on the development and marketing of applications for its high-compression software, called DryIce(tm). Previously, the Company developed an e-commerce infra-structure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCom eCom B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCom eCom SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products.

During the last fiscal year, we revised our business model in order to focus on the design and resale of DryIce(tm) software applications that compact, store, protect and transmit large data files in any format including images, full motion video, audio and text. Through the use of image encoding technology called Temporal Differential Encoding (TDE), which is available to eCom through an agreement with Impact Imaging, Inc. of Columbia, Maryland, DryIce(tm) is capable of shrinking images to ratios previously considered impossible. This is accomplished without destruction of image detail inherent in compression technologies that use wavelet or fractal techniques. Our intention is to divest all other product lines to concentrate on the development of the market for DryIce(tm) software. Our mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

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

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI"), which provided for the


See accompanying independent accountants' review report.
                                   Page 11








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS (CONTINUED)

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

Consistent with the intent to divest all businesses and product lines unrelated to DryIce(tm) software, the sale of one business and one product line were consummated during the final quarter of the year ended May 31, 2001. On May 11, 2001, rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses were sold for a cash payment of $900,000. On May 31, 2001, the Company sold all of the stock of Star
Dot Marketing, Inc. in return for assumption of debt of $208,000 owed to the original owners of SDMI. (See Note C.)

In August 2001, eCom and PremierSoft, Inc. formed a new company in the State of Florida by the name of Zyndecom, Inc. Zyndecom will market the "Z-Box,"
(tm) a software utility that combines DryIce(tm) with PremierSoft's Syndeos
(tm) software. Syndeos(tm) integrates software and hardware systems that have been created independently. The Z-Box(tm) will deliver secure, real time and bidirectional manipulation of data, which is accessible to all software and hardware applications and configurations using fileless relay. Using artificial intelligence to integrate and compact digital images and related data, it will facilitate accurate and rapid transfer even over low-speed connections. The agreement provides eCom with 51% of the stock of Zyndecom, and PremierSoft will own 49%. eCom will generate revenue by leasing the DryIce(tm) technology to Zyndecom. PremierSoft will generate revenue by receiving compensation for their management of Zyndecom. The two principal owners of PremierSoft have signed consulting agreements with eCom.

The Company issued 2 million shares of its common stock to the two share-holders of PremierSoft, Inc. in the current quarter for the purchase of PremierSoft, Inc.'s 49% interest in Zyndecom, Inc. The Chief Executive Officer of eCom has withheld delivering the stock certificates to the shareholders of PremierSoft, Inc. No contract, either written or verbal, for the purchase of the outstanding 49% interest in Zyndecom, Inc. stock was entered into or signed. The stock has been recognized as issued in the Statement of Changes in Stockholders' Equity. The stock certificates will be cancelled in the next fiscal quarter.

During the current quarter, we announced the development of myPicZip(tm), a DryIce(tm) software application designed to shrink virtually unlimited galleries of photos to eliminate restraints on storage capability without degradation of picture quality. Planned for release during the third fiscal quarter, myPicZip(tm) is intended to serve as a demonstration of the broad range of

See accompanying independent accountants' review report.
                                   Page 12








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS (CONTINUED)

products and services that will benefit from application of DryIce(tm) encoding and reformatting technology.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates

The consolidated balance sheet as of November 30, 2001, and the related consolidated statements of income for the three and six-month periods ended November 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended November 30, 2001 and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest. Because the 800-PAINTBALL assets were sold on May 11, 2001 and Star Dot Marketing was sold on May 31, 2001, the operating statements for the six month and three month periods ended November 30, 2000 include the results of operations for both business segments, but related balance sheet accounts were eliminated prior to consolidation at May 31, 2001. (See Note C.)




See accompanying independent accountants' review report.
                                   Page 13








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from the sale of paintball markers and accessories and sports related memorabilia is recognized at the time title is transferred which is normally on shipment of the goods. Revenue from the sale of compaction products also will be recognized at the time the products are shipped. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.

Cash

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days. The company maintained cash balances in one bank in amounts in excess of federal insurance limits as of May 31, 2001. The balance in this account has remained below those limits since August 2001.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

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


See accompanying independent accountants' review report.
                                   Page 14








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE C - BUSINESS COMBINATION AND SALE OF BUSINESS (CONTINUED)

accounted for as a pooling of interest. The transaction qualified as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations.

In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. On May 31, 2001, eCom sold all of the stock of SDMI in return for assumption of SDMI corporate debt in the amount of $208,000 which was owed to the original shareholders of Star Dot. As a result, SDMI's accounts were removed from eCom's balance sheet at May 31, 2001. The statements of operations for the six month and three month periods ended November 30, 2000 reflect the combined operations of both companies.

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

At November 30, 2001, inventory consisted of the following:

                           Finished goods           $   11,807
                           Work in process             191,057
                           Raw materials                11,319
                                                    ----------
                                 Total inventory    $  214,183
                                                    ==========
NOTE E - PREPAID EXPENSES

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


See accompanying independent accountants' review report.
                                   Page 15








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE G - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 2001 and May 31, 2001:
                                  November 30, 2001    May 31, 2001
                                  -----------------    ------------
     Computer hardware               $    150,110      $    144,511
     Computer software                     56,308            56,308
     Furniture, fixtures and
      equipment                            47,760            49,492
     Tools, dies and fixtures              57,401            57,401
                                     ------------      ------------
         Total Cost                       311,579           307,712

     Accumulated
      Depreciation                        194,852           172,730
                                     ------------      ------------
      Total Net Property and
       Equipment                     $    116,727      $    134,982
                                     ============      ============
      Depreciation expense included
       in the cost of sales for the
       periods ended are:            $     24,408      $     60,274
                                     ============      ============
The useful lives assigned to property and equipment to compute depreciation are:

     Computer Hardware                   5 years
     Computer Software                   5 years
     Furniture, fixtures and equipment   7 years
     Tools, dies and fixtures            5 years

NOTE H - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $6,070 and $5,040 as of November 30, 2001 and May 31, 2001, respectively.

NOTE I - OTHER ASSETS

Other assets include a $100,000 deposit paid in advance to a third party for software development. The remainder consists primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.





See accompanying independent accountants' review report.
                                   Page 16








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE J - LONG-TERM DEBT

Long-term debt at November 30, 2001 and May 31, 2001 consisted of:

                                                   November 30,   May 31,
                                                       2001        2001
                                                     --------    --------
A noninterest bearing, noncollateralized loan
from an offshore corporation that is due on
demand.                                             $184,220     $184,220

Five noninterest bearing, noncollateralized
loans from stockholders. There is no fixed or
determinable date for repayment of these loans.      263,009      147,468
                                                    --------     --------
     Total Long-Term Debt                            447,229      331,688
     Less Current Portion                            447,229      331,688
                                                    --------     --------
     Net Long-term Debt                             $      0     $      0
                                                    ========     ========
The long-term loans payable mature as follows:

            Year ending May 31, 2002                 447,229      331,688
                                                    --------     --------
                                                    $447,229     $331,688
                                                    ========     ========
NOTE K - UNEARNED REVENUE

The Company has received a total of $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of the DryIce (tm) software. Development of this software application has not yet been completed, so the cash payment has been recorded as unearned revenue.

NOTE L - COST OF SALES

Included in the cost of sales are the following:

                                        November 30, 2001    May 31, 2001

Shipping and handling costs                   $        28     $   109,160
Packaging costs                                     1,103          16,830
                                             ------------    ------------
      Total                                   $     1,131     $   125,990
                                             ============    ============
Shipping income                               $     3,958     $       840
                                             ============    ============



See accompanying independent accountants' review report.
                                   Page 17








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2002. Future minimum lease payments including sales tax as of November 30, 2001 are:

    Years ending:

                May 31, 2002                   $ 28,262
                May 31, 2003                     35,650
                May 31, 2004                     28,700
                                                -------
                Total Minimum Lease Payments   $ 92,612
                                                =======

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

Three companies had similar suits of non-payment against the USA
Performance Products, Inc. subsidiary of eCom eCom.com, Inc. Two companies have a similar suit of non-payment against eCom eCom.com, Inc. ECOM will defend itself or will file counterclaims against all five claims.

Saeilo Manufacturing Industries filed a complaint against USA
Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,191 worth of products, which is accounted for in both inventory and accounts payable as of November 30, 2001.

Renick Enterprises, Inc. filed a complaint against USA Performance
Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involves non-payment of $180,865 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,575 worth of products, which is accounted for in both inventory and accounts payable as of November 30, 2001.

See accompanying independent accountants' review report.
                                   Page 18








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

National Paintball Supply, Inc. filed a complaint against USA
Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contends that many requests for fullfilment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373 as of November 30, 2001.

Lycos, Inc. filed a complaint against eCom eCom.com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleges that an amount of $159,500 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCom eCom.com on the Lycos Network.
eCom eCom.com contends that Lycos was advised that the contract was cancelled. eCom eCom.com has recorded a balance due of $169,067 as of November 30, 2001.

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

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans are noninterest bearing, noncollateralized and due on demand. On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at November 30, 2001 was $97,910.

See accompanying independent accountants' review report.
                                   Page 19








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no inter-segment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:
                                                          All
                               Electronic    Sports     Others
                   Paintball    Commerce   Memorabilia    (a)     Totals
Six Months Ended: ----------    --------   -----------  ------- ----------
November 30, 2001
-----------------
Revenues          $  116,757    $    812    $      -     $  -   $   117,569
Interest revenue           -       2,508           -        -         2,508
Interest expense         208       7,629           -        -         7,837
Depreciation          13,392      11,016           -        -        24,408
Amortization               -       1,120           -        -         1,120
Segment loss         (92,748) (1,048,880)          -        -    (1,141,628)
Segment assets       309,064     170,649           -        -       479,713
See accompanying independent accountants' review report.
                                   Page 20








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE O - BUSINESS SEGMENTS (CONTINUED)
                                                         All
                               Electronic    Sports     Others
                   Paintball    Commerce   Memorabilia    (a)     Totals
Six Months Ended: ----------    --------   -----------  ------- ----------
November 30, 2000
-----------------
Revenues          $2,063,081    $150,666    $276,050     $  -   $ 2,489,797
Interest expense       8,853           -       8,692        -        17,545
Depreciation and
 amortization         28,113      11,187       1,178        -        40,478
Segment loss        (231,763) (1,062,436)   (103,468)       -    (1,397,667)
Segment assets       556,045      84,275     278,808        -       919,128

(a) Includes amounts not allocated to operating segments.

NOTE P - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $967,246 at November 30, 2001 and that the Company has incurred net operating losses since inception.

In April of 1999, the Company entered into a financing agreement with a third party whereby the Company may sell to the third party and that third party must buy, a number of the Company's shares of common stock, subject to restrictions (the "Put Option").

The more salient of the restrictions under the Put Option includes that the Company must first register the shares which may be subject to the put, and the price and number of shares which may be put to the third party in any 30 day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. On April 10, 2000 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission. The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its rights under the agreement (See Note T). However, the Company can make no assurances that the market in the Company's stock will remain adequate to allow the Company to raise necessary funds through the use of the Put Option.

NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2001 was approximately $5,638,363. These carry-forwards, which will be available to

See accompanying independent accountants' review report.
                                   Page 21








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE Q - INCOME TAXES (CONTINUED)

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

SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in

See accompanying independent accountants' review report.
                                   Page 22








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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




See accompanying independent accountants' review report.
                                   Page 23








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the six-month periods ended November 30, 2001 and 2000 and the Form 10-KSB for the fiscal year ended May 31, 2001.

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

Overview

ECOM is the value-added reseller of proprietary software which we have named DryIce(tm) and is the developer and marketer of software applications that use DryIce(tm) technology. DryIce(tm) software revolutionizes the compaction, storage, protection, transmission and use of large data files in any format including images, full motion video, audio and text. Through the use of image encoding technology called Temporal Differential Encoding (TDE), which is available to ECOM under an agreement with Impact Imaging, Inc. of Columbia, Maryland, DryIce(tm) is capable of compressing electronic images to ratios previously thought to be impossible. During the prior fiscal year, we recognized that the market potential of this software and its applications far exceeded any other opportunity available to us. We retooled our company's mission, the related business model and our corporate structure to focus solely on development of applications and markets for DryIce(tm) software.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

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

In September we executed an enhanced agreement with Impact
Imaging, Inc., developers of the TDE software that powers the DryIce(tm) product line. The new agreement expanded our products by the addition of video formatting capabilities.

During the current quarter, we announced the development of myPicZip(tm), a DryIce(tm) software application designed to shrink virtually unlimited galleries of photos to eliminate restraints on storage capability without degradation of picture quality.
Planned for release during the third fiscal quarter, myPicZip(tm) is intended to serve as a demonstration of the broad range of products and services that will benefit from application of DryIce(tm) encoding and reformatting technology.

Our company's reengineering dictated the need to sell or spin off all of our non-DryIce(tm) product lines. With the sale during the last quarter of the prior fiscal year of our 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from our previous business model was the Viper M1 paintball marker. This product line also will be sold upon negotiation of a satisfactory sales agreement.

Our operating results continue to reflect the temporary cessation of revenues caused by discontinuing these businesses. However, we believe that the potential revenue and profit to be realized from our focus on DryIce(tm) will confirm that the decision to revise our business model ultimately will lead to a much brighter future for our company.

Results of Operations

Comparison of the six months ended November 30, 2001
with the six months ended November 30, 2000
----------------------------------------------------------------

Revenue for the six-month period ended November 30, 2001 was $117,569 compared to $2,489,797 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

M1 paintball marker and accessories. Revenues recorded during the prior year period included sales posted from our 1-800-PAINTBALL business which was sold during the last quarter of the fiscal year for $900,000 in cash. Also included were $276,050 in revenues contributed by our Star Dot subsidiary which also was sold in keeping with our plan to focus solely on development and sale of applications of DryIce(tm) software.

The drop in revenues accounted for a gross profit decline from $549,333 in the prior year period to ($4,691) in the current six month period. Amounts charged to cost of sales in the current period included costs associated with rebuilding our Viper M1 production line.

This loss in gross profit was offset by a decline in total operating expenses. Cost reduction was achieved in all major expense categories. General and administrative costs totaled $1,033,075 in the current period compared to $1,377,466 in the first six months of the prior year. Most of this cost savings was generated from a reduction in personnel including paintball sales and management staff and staff devoted to refining our other e-commerce properties. Sales and marketing expense dropped from $322,153 in the six months ended November 30, 2000 to $70,783 in the current six month period. Product development expense was cut from $220,807 in the prior year period to $25,546 in the current six month period. Amortization expense decreased from $10,533 to $1,120, reflecting the full amortization and/or sale of intangible assets related to our paintball business. Intangible assets related to acquisition of rights to the Viper M1 technology were fully amortized at the end of the prior fiscal year, and amortization of intangible assets recorded from purchase of rights to the 1-800-PAINTBALL toll-free telephone number was eliminated when the assets were sold. Compared to the prior year period, we cut 41% of total operating expense, a savings of $800,435.

Net other expenses were reduced from $16,041 in the prior year period to $6,413 in the current six month period. This was primarily due to elimination of interest paid on a note due to the former stockholders of Star Dot Marketing at the time this subsidiary was sold.

Our operations for the six months ended November 30, 2001 resulted in a net loss of $1,141,628, a $256,039 improvement over the net loss of $1,397,667 recorded during the six months ended November 30, 2000.

Comparison of the three months ended November 30, 2001
with the three months ended November 30, 2000
----------------------------------------------------------------

Revenue for the three month period ended November 30, 2001 was $62,641 compared to $1,112,004 of revenue recorded during the same period of the prior year. Our Star Dot subsidiary contributed $120,380 in revenues in the prior year quarter, while the majority of the remaining prior period revenues was generated by our 800-paintball business, both of which were

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

subsequently sold. Current period revenues were recorded from the sale of Viper M1 paintball markers and accessories.

Gross profit declined from $163,061 in the prior year period to $14,590 in the current quarter. This decrease reflected the loss of revenues from Star Dot and 800-paintball.

Reductions were recorded in all operating expense categories. The down-sizing of personnel noted in the six-month analysis above accounted for most of the savings. General and administrative expense of $424,749 posted in the current quarter reflected a cut of $219,262 from the $644,011 in G&A costs recorded during the same period of the prior year. Sales and marketing expenses declined from $60,595 in last year's second quarter to $5,135 in the quarter ended November 30, 2001. Product development expense declined from $64,781 in the prior year quarter to $5,245 in the current three-month period. Full amortization or sale of intangible assets caused amortization expense to drop from $5,267 in last year's quarter to $470 in the current quarter. Elimination of the interest paid on the note related to the Star Dot subsidiary discussed above resulted in a net decrease in other expenses from $9,662 incurred in last year's quarter to $8,525 recorded in the current quarter.

Our operations for the three months ended November 30, 2001 resulted in a net loss of $429,534, a $191,721 improvement compared to the net loss of $621,255 recorded for the three months ended November 30, 2000.

Liquidity and Capital Resources
--------------------------------

At November 30, 2001, current assets totaled $246,973 compared to $803,685 at the end of the prior fiscal year. Balances decreased in all asset categories except accounts receivable. Of the $556,712 drop in total current assets, the collection of the note receivable from sale of 1-800-PAINTBALL assets accounted for $300,000. This amount was used to fund current operations pending the commencement of revenues from DryIce (tm) product sales. A decrease in cash of $203,572 and in inventories of $55,339 reflected the reduction of accounts payable as we satisfied obligations remaining from our discontinued lines of business.

Current liabilities totaled $1,217,053 at the end of the prior fiscal year compared to $1,214,219 at the end of the current quarter. A $123,106 drop in accounts payable was offset by a $115,541 increase in stockholder loans.

Net cash used in operating activities was $508,826 during the current six-month period compared to $1,539,632 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations in addition to achieving a significant reduction in accounts payable during the current period.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

Investing activities provided $189,713 in cash during the current six-month period compared to the use of cash in the amount of $12,587 during the same period of the prior year. During the current year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $1,432,135 during the first six months of the prior year, consisting primarily of proceeds from the sale of stock. Stockholder loans provided net cash in the amount of $115,541 during the current six-month period.

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

Three companies had similar suits of non-payment against the USA Performance Products, Inc. subsidiary of eCom eCom.com, Inc. Two companies have a similar suit of non-payment against eCom eCom.com, Inc. ECOM will defend itself or will file counterclaims against all five claims.

Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

April 20, 2001. The complaint involves non-payment of $126,632 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,191 worth of products, which is accounted for in both inventory and accounts payable as of November 30, 2001.

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involves non-payment of $180,865 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,575 worth of products, which is accounted for in both inventory and accounts payable as of November 30, 2001.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743 is owed to the complainant. National Paintball Supply handled paintball fullfilment requests for USA Performance products. USA Performance Products contends that many requests for fullfilment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373 as of November 30, 2001.

Lycos, Inc. filed a complaint against eCom eCom.com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleges that an amount of $159,500 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCom eCom.com, Inc. on the Lycos Network. eCom eCom.com, Inc. contends that Lycos was advised that the contract was cancelled.
eCom eCom.com, Inc. has recorded a balance due of $169,068 as of November
30, 2001.


ITEM 2.   Changes in Securities.

None

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

ITEM 3.   Defaults Upon Senior Securities.

None

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None

ITEM 5.   Other Events.

None

ITEM 6.   Exhibits and Reports on Form 8-K.

Exhibits:

EXHIBIT
NUMBER   DESCRIPTION                LOCATION

 27      Financial Data Schedule    Filed herewith electronically

Reports on Form 8-K:

None

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 4 and 5 of the Company's Form 10-QSB for the quarter ended November 30, 2001, and is qualified in its entirety by reference to such financial statements.

<PERIOD-TYPE>                                          6-MOS
<FISCAL-YEAR-END>                                MAY-31-2002
<PERIOD-END>                                     NOV-30-2001
<CASH>                                                 2,699
<SECURITIES>                                               0
<RECEIVABLES>                                         24,592
<ALLOWANCES>                                               0
<INVENTORY>                                          214,183
<CURRENT-ASSETS>                                     246,973
<PP&E>                                               311,579
<DEPRECIATION>                                       194,852
<TOTAL-ASSETS>                                       479,713
<CURRENT-LIABILITIES>                              1,214,219
<BONDS>                                                    0
<PREFERRED-MANDATORY>                                      0
<PREFERRED>                                                0
<COMMON>                                               2,300
<OTHER-SE>                                          (736,806)
<TOTAL-LIABILITY-AND-EQUITY>                         479,713
<SALES>                                              117,569
<TOTAL-REVENUES>                                     117,569
<CGS>                                                122,260
<TOTAL-COSTS>                                      1,253,868
<OTHER-EXPENSES>                                           0
<LOSS-PROVISION>                                           0
<INTEREST-EXPENSE>                                     5,329
<INCOME-PRETAX>                                   (1,141,628)
<INCOME-TAX>                                               0
<INCOME-CONTINUING>                               (1,141,628)
<DISCONTINUED>                                             0
<EXTRAORDINARY>                                            0
<CHANGES>                                                  0
<NET-INCOME>                                      (1,141,628)
<EPS-PRIMARY>                                           (.05)
<EPS-DILUTED>                                           (.05)

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                        eCom eCom.com, Inc.

January 17, 2002      By:  /s/  David J. Panaia
                      David J. Panaia, Chief Executive Officer



January 17, 2002      By:  /s/  Richard C. Turner
                      Richard C. Turner, Chief Financial Officer