Form 10QSB
period 2002-02-28
ECOM ECOM COM INC
filed 2002-04-18
CIK 1000459

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  DC  20549

                                    Form 10-QSB


       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                       SECURITIES  EXCHANGE  ACT OF  1934


            For  the  quarterly  period  ended  February 28,  2002


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

As of February 28, 2002 the issuer had 25,742,465 shares of common stock, $.0001 Par Value, outstanding.

Transitional  Small  Business  Disclosure  format:  Yes        No   X
                                                         ---       ---
eCom eCom.com, Inc.                                      Form 10-QSB
                                                     February 28, 2002



INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1             FINANCIAL STATEMENTS

        Independent Accountant's Report  . . . . . . . . . . .  3

        Consolidated Balance Sheets:
         February 28, 2002 and May 31, 2001  (Unaudited) . . .  4

        Consolidated Statements of Operations:
         Nine Months Ended February 28, 2002
         and 2001  (Unaudited) . . . . . . . . . . . . . . . .  5

        Consolidated Statements of Operations:
         Three Months Ended February 28, 2002
         and 2001  (Unaudited) . . . . . . . . . . . . . . . .  6

        Consolidated Statements of Shareholders' Deficit:
         Years Ended May 31, 2001 and 2000 and the
         Nine Months Ended February 28, 2002  (Unaudited). . .  7

        Consolidated Statements of Cash Flows:
         Nine Months Ended February 28, 2002
         and 2001  (Unaudited) . . . . . . . . . . . . . . . .  8

        Notes to Consolidated Financial Statements . . . . . . 11


ITEM  2      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OR  PLAN  OF  OPERATION . . . . . . . . . . . . . ??


PART  II     OTHER  INFORMATION

             ITEMS  1-6  . . . . . . . . . . . . . . . . . . . ??

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 200
                       North Palm Beach, Florida  33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida



                       Independent Accountant's Report


To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying balance sheets of eCom eCom.com, Inc. and consolidated subsidiaries as of February 28, 2002 and May 31, 2001, and the related consolidated statements of operations, for the three-month periods and the nine-month periods ended February 28, 2002 and 2001, the consolidated statement of stockholders' deficit from May 31, 1999 through February 28, 2002, and the consolidated statement of cash flows for the nine-month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $748,305 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


    /s/Wieseneck, Andres & Company, P.A.

April 18, 2002

ECOM ECOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2002 and MAY 31, 2001
(Unaudited)

           ASSETS                  February 28, 2002    May 31, 2001
Current Assets                     _________________   _____________
  Cash and cash equivalents            $        484     $    206,271
  Accounts receivable                         3,283            3,537
  Accounts receivable other                       0           17,702
  Inventories                               190,852          269,522
  Prepaid expenses                            4,716            6,653
  Note receivable                                 0          300,000
                                       ____________     ____________
     Total Current Assets                   199,335          803,685
                                       ____________     ____________

Property and Equipment, net                 105,003          134,982
                                       ____________     ____________
Other Assets
  Intangible assets, net                      4,570            6,160
  Other assets                              110,883            9,828
                                       ____________     ____________
     Total Other Assets                     115,453           15,988
                                       ____________     ____________

     Total Assets                      $    419,791     $    954,655
                                       ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                     $    428,595     $    775,030
  Accrued expenses                            7,972           10,335
  Unearned revenue                          100,000          100,000
  Current portion of long term debt         411,073          331,688
                                       ____________     ____________
     Total Current Liabilities              947,640        1,217,053
                                       ____________     ____________
     Total Liabilities                      947,640        1,217,053

Stockholders' Equity
  Common stock, $.0001 par value, 50 million shares
    authorized, 25,742,465 and 19,010,836 shares issued
    and outstanding                           2,574            1,901
  Paid-in capital                         5,291,128        4,127,083
  Accumulated deficit                    (5,821,551)      (4,391,382)
                                       ____________     ____________
     Total Stockholders' Deficit           (527,849)        (262,398)
                                       ____________     ____________

     Total Liabilities and
       Stockholders' Equity            $    419,791     $    954,655
                                       ============     ============
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      Page 4








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED
(Unaudited)

                              February 28, 2002       February 28, 2001
                              _________________       _________________
Revenues
  Net Sales                    $       159,658         $     2,984,078
  Cost of Sales                       (152,765)             (2,203,143)
                               ________________        ________________
     Gross Profit                        6,893                 780,935
                               ________________        ________________
Other Operating Expenses
  General and administrative         1,319,028               1,676,843
  Sales and marketing                   75,045                 367,594
  Product development                   33,124                 272,588
  Amortization                           1,590                  15,067
                               ________________        ________________
     Total Operating Expenses        1,428,787               2,332,092
                               ________________        ________________

Loss from Operations                (1,421,894)             (1,551,157)

Other Income (Expense)
  Interest income                        2,510                   1,826
  Interest expense                      (9,701)                (25,768)
  Loss on disposal of asset             (1,084)                      0
                              _________________        ________________
     Net Other Expenses                 (8,275)                (23,942)
                              _________________        ________________

Net Loss                       $    (1,430,169)         $   (1,575,099)
                              =================        ================

Net Loss Per Common Share      $        (0.065)         $       (0.097)

Weighted Average Shares Outstanding 21,903,674              16,221,517















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      Page 5








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(Unaudited)

                              February 28, 2002       February 28, 2001
                              _________________       _________________
Revenues
  Net Sales                    $        42,089         $       494,051
  Cost of Sales                        (30,414)               (262,679)
                               ________________        ________________
     Gross Profit                       11,675                 231,372
                               ________________        ________________
Other Operating Expenses
 General and administrative            285,953                 299,148
  Sales and marketing                    4,262                  45,441
  Product development                    7,578                  51,780
  Amortization                             560                   4,534
                               ________________        ________________
     Total Operating Expenses          298,353                 400,903
                               ________________        ________________

Loss from Operations                  (286,678)               (169,531)

Other Income (Expense)
  Interest income                            2                     322
  Interest expense                      (1,865)                 (8,223)
                               ________________        ________________
     Net Other Expenses                 (1,863)                 (7,901)
                               ________________        ________________

Net Loss                       $      (288,541)        $      (177,432)
                               ================        ================

Net Loss Per Common Share      $        (0.012)        $        (0.010)

Weighted Average Shares Outstanding 25,031,937              16,929,901
















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      Page 6








                               ECOM ECOM.COM, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  FOR THE YEARS ENDED MAY 31, 2001 AND 2000
                 AND THE NINE MONTHS ENDED FEBRUARY 28, 2002
                                 (Unaudited)


                           Additional                            Total
    Number of     At        Paid-in    Accumulated  Treasury   Stockholders'
     Shares    Par Value    Capital      Deficit     Stock     Deficiency
   ---------  -----------  ----------  -----------  --------  -------------

Balance May 31, 1999
   13,658,600  $   1,366   $2,205,206 $(2,294,728) $(5,000)    $   (93,156)

Issuance of Common Stock
    1,227,075        123    1,649,655           -        -       1,649,778

Net Loss    -          -            -  (2,633,426)       -      (2,633,426)
   ---------- -----------  ---------- ------------  -------  --------------
Balance May 31, 2000
   14,885,675      1,489    3,854,861  (4,928,154)  (5,000)     (1,076,804)

Issuance of Common Stock
    4,125,161        412    1,977,151           -        -       1,977,563

Sale of Star Dot Marketing
            -          -   (1,699,929)  1,876,158        -         176,229
Cancellation of  Treasury Stock
            -          -       (5,000)          -    5,000               -
Net Loss    -          -            -  (1,339,386)       -      (1,339,386)
   ---------- -----------  ---------- ------------  -------  --------------
Balance May 31, 2001
   19,010,836      1,901    4,127,083  (4,391,382)       -        (262,398)

Issuance of  Common Stock
    4,731,629        473    1,164,245           -        -       1,164,718
Issuance of Common Stock for proposed purchase of Zyndecom, Inc. (See Note A)
    2,000,000        200         (200)          -        -               -
Net Loss    -          -            -  (1,430,169)       -      (1,430,169)
   ---------- -----------  ---------- ------------  -------  --------------
Balance February 28, 2002
   25,742,465   $  2,574   $5,291,128 $(5,821,551) $     -     $  (527,849)
   ==========  =========   ========== ============  =======  ==============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      Page 7








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(Unaudited)


                                      February 28, 2002   February 28, 2001
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers          $    177,614       $   3,076,427
    Interest income                              2,510               1,826
    Cash paid to suppliers
      of goods and services and employees     (911,090)         (4,733,958)
    Interest paid                                  (88)                  0
    Income taxes paid                                0                (800)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (731,054)         (1,656,505)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cash received from sale of
     1-800-Paintball                           300,000                   -
    Deposits made                               (1,010)                  -
    Deposit on software                       (100,000)                  -
    Purchase of equipment                      (11,137)            (12,587)
    Proceeds received from sale of equipment     1,187                   -
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities        189,040             (12,587)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from sale of stock                114,469           1,474,335
    Proceeds of loans                          331,158             148,799
    Repayment of loans                        (109,400)                  -
                                       _______________     _______________
        Net Cash Flows Provided By
         Financing Activities                  336,227           1,623,134
                                       _______________     _______________
Net Decrease in Cash                          (205,787)            (45,958)

Cash and Cash Equivalents at
 Beginning of Period                           206,271             139,402
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                            $        484       $      93,444
                                       ===============     ===============






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 8








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(Unaudited)


                                               February 28,    February 28,
                                                   2002            2001
                                               ____________    ____________


Supplemental Schedule of Non-Cash Investing Activities
------------------------------------------------------
Non-Cash transactions
 Stock issued for purchase of fixed assets      $   1,950       $        -
 Services received as payment of note
   receivable                                       5,000                -

Supplemental Schedule of Non-Cash Financing Activities
------------------------------------------------------
Non-Cash transactions
 Stock issued for payment of services           $ 818,985       $        -
 Stock issued for payment of debt                 104,903                -






























See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 9








ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(Unaudited)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:

                                       February 28, 2002  February 28, 2001
                                        _______________    _______________

Net Loss                                $   (1,430,169)    $   (1,575,099)
    Add items not requiring outlay of cash:
        Depreciation and amortization           37,628             60,909
        Expenses paid by and accounts payable
         reduced by issuing common stock       846,184                  -
        Gain on sale of assets                    (688)                 -
        Loss on sale of assets                   1,772                  -
    Cash was increased by:
        Decrease in accounts receivable         17,956             92,349
        Decrease in inventory                   78,670            272,487
        Decrease in prepaid expenses             1,927                  -
        Decrease in other current assets             -             50,913
        Decrease in other assets                     -                583
    Cash was decreased by:
        Increase in unearned revenue                 -            (62,562)
        Decrease in accounts payable          (281,971)          (496,085)
        Decrease in accrued expenses            (2,363)                 -
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities       $    (731,054)   $    (1,656,505)
                                        ===============    ===============






















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     Page 10








ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom", "we" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom's current business plan is focused on the development and marketing of applications for innovative software. Previously, the Company developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCom eCom B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCom eCom SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products.

During the last fiscal year, we revised our business model in order to focus on the design and resale of software applications that compress, store, protect and transmit large data files in any format including images, full motion video, audio and text. We decided to divest all other product lines to concentrate on the development of the market for our compression software applications. Our mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

The Company was incorporated under the name US Amateur Sports, Inc., but changed its name in January 1999 to better reflect its business operations.

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




See accompanying independent accountants' review report.
                                     Page 11








May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises.

Consistent with the intent to divest all businesses and product lines unrelated to compression software, the sale of one business and one product line were consummated during the final quarter of the year ended May 31, 2001. On May 11, 2001, rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses were sold for a cash payment of $900,000. On May 31, 2001, the Company sold all of the stock of Star Dot Marketing, Inc. in return for assumption of debt of $208,000 owed to the original owners of SDMI. (See Note C.)

In August 2001, eCom entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc. Zyndecom was established to market the "Z-Boxx(TM)," a software utility that combines compaction software with PremierSoft's Syndeos(TM) software. Syndeos(TM) integrates software and hardware systems that have been created independently. The agreement provides eCom with 51% of the stock of Zyndecom, and PremierSoft owns 49%. As of this date eCom and Premier Soft are modifying the original arrangement and subsequent consulting agreements. The two principal owners of PremierSoft signed consulting agreements with eCom.

The company issued 2 million shares of its common stock to the two share-holders of PremierSoft, Inc. in September 2001 for the purchase of Premier-Soft, Inc.'s 49% interest in Zyndecom, Inc. The Chief Executive Officer of eCom has withheld delivering the stock certificates to the shareholders of PremierSoft, Inc. No contract, either written or verbal, for the purchase of the outstanding 49% interest in Zyndecom, Inc. stock was entered into or signed. The stock has been recognized as issued in the Statement of Changes in Stockholders' Equity. The stock certificates are expected to be cancelled.

In September 2001, eCom entered into a Value Added Reseller agreement with Impact Imaging, Inc. (III) of Columbia, Maryland to use III's Temporal Differential Encoding (TDE) technology. This contract, which formalized and amended earlier agreements, called for III to develop for eCom the ability to write to the Application Program Interface (API) or provide a full Software Development Kit (SDK) for eCom's use by December 31, 2001.

In November 2001, we announced the development of myPicZip(TM), a software application designed to shrink virtually unlimited galleries of photos to eliminate restraints on storage capability without degradation of picture quality. Planned for release during the third fiscal quarter, myPicZip(TM) was intended to serve as a demonstration of the broad range of products and services that will benefit from application of encoding and reformatting technology. We expected TDE to be the core compression technology that would be used in all of our products including the Z-Boxx(TM), myPicZip(TM) and a number of other applications that were planned for development. However, III failed to deliver either the SDK or the software to enable us to write to the API.



See accompanying independent accountants' review report.
                                     Page 12








By February 2002 it became apparent that III was unable or unwilling to satisfy its obligations under the contract, so eCom filed suit on February 26, 2002 in the United States District Court in Florida for breach of contract, fraudulent inducement and negligent misrepresentation. This legal action recently was withdrawn in order to refile the suit in a Maryland court.

On March 12, 2002, III filed suit in Maryland demanding a temporary restraining order preventing eCom from selling myPicZip(TM) and DryIce(TM) so long as these products use III software and technology. The suit further demands that eCom pay $250,000, plus interest, costs and attorneys' fees for the February 4, 2002 delivery of the myPicZip(TM). (See Note M for additional discussion.)

On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by a different vendor and that the first product to be released using the new technology would be photo storage software dubbed MyPhotoZip(TM). The new encoding technique provides a better quality image than JPEG and other compression products now on the market. While we expect to prevail in our litigation with III, we intend to move ahead as quickly as possible to develop and market an array of compressionproducts using this new technology while it is still the state of the art.

On April 18, 2002 we announced that we had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two companies will work together to market innovative compression technology. Business opportunities will be identified and pursued with the intent of entering into agreements for the provision of Image Soft's and eCom's respective product and service offerings. The agreement includes a structure for revenue sharing between the two companies.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates

The consolidated balance sheet as of February 28, 2002 and the related consolidated statements of income for the three and nine-month periods ended February 28, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended February 28, 2002 and 2001, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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



See accompanying independent accountants' review report.
                                     Page 13








Consolidation

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. We expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related websites acquired by USASC.

Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest. Because the 800-PAINTBALL assets were sold on May 11, 2001 and Star Dot Marketing was sold on May 31, 2001, the operating statements for the nine month and three month periods ended February 28, 2001 include the results of operations for both business segments, but related balance sheet accounts were eliminated prior to consolidation at May 31, 2001. (See Note C.)

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




See accompanying independent accountants' review report.
                                     Page 14








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

In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. On May 31, 2001, eCom sold all of the stock of SDMI in return for assumption of SDMI corporate debt in the amount of $208,000 which was owed to the original shareholders of Star Dot. As a result, SDMI's accounts were removed from eCom's balance sheet at May 31, 2001. The statements of operations for the nine month and three month periods ended February 28, 2001 reflect the combined operations of both companies.

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

At February 28, 2002, inventory consisted of the following:

                           Finished goods           $   10,367
                           Work in process             169,166
                           Raw materials                11,319
                                                    ----------
                                 Total inventory    $  190,852
                                                    ==========




See accompanying independent accountants' review report.
                                     Page 15








NOTE E - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, advertising, subscriptions and domain name registrations.

NOTE F - NOTE RECEIVABLE

The Company sold its rights to use the telephone number 1-800-PAINTBALL (1-800-724-6822) for $900,000 on May 11, 2001. Cash in the amount of $600,000 was received at closing with the remaining $300,000 due June 12, 2001. The note did not state any interest or collateralization. The final payment was received in a timely manner.

NOTE G - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 2002 and May 31, 2001:

                                    February 28, 2002  May 31, 2001
                                    -----------------  ------------

     Computer hardware              $     150,110      $    144,511
     Computer software                     56,308            56,308
     Furniture, fixtures and
      equipment                            47,760            49,492
     Tools, dies and fixtures              57,401            57,401
                                     ------------      ------------
         Total Cost                       311,579           307,712

     Accumulated
      Depreciation                        206,576           172,730
                                     ------------      ------------

      Total Net Property and
       Equipment                     $    105,003      $    134,982
                                     ============      ============
      Depreciation expense included
       in the cost of sales for the
       periods ended are:            $     36,132      $     60,274
                                     ============      ============
The useful lives assigned to property and equipment to compute depreciation are:
     Computer Hardware                   5 years
     Computer Software                   5 years
     Furniture, fixtures and equipment   7 years
     Tools, dies and fixtures            5 years

NOTE H - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $6,630 and $5,040 as of February 28, 2002 and May 31, 2001, respectively.

See accompanying independent accountants' review report.
                                     Page 16








NOTE I - OTHER ASSETS

Other assets include a $100,000 payment made to Impact Imaging, Inc.(III) as an initial payment for the use of III's Temporal Differential Encoding technology. The Company is currently in litigation with III. If the Company does not prevail in this litigation, the $100,000 asset may be impaired or reduced to 0. The remainder of other assets consists primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE J - LONG-TERM DEBT

Long-term debt at February 28, 2002 and May 31, 2001 consisted of:

                                                 February 28,   May 31,
                                                     2002        2001
                                                   --------    --------
A noninterest bearing, noncollateralized loan
from an offshore corporation that is due on
demand.                                             184,220     184,220

Five noninterest bearing, noncollateralized
loans from stockholders. There is no fixed or
determinable date for repayment of these loans.     226,853     147,468

                                                   --------    --------
     Total Long-Term Debt                           411,073     331,688
     Less Current Portion                           411,073     331,688
                                                   --------    --------
     Net Long-term Debt                            $      0    $      0
                                                   ========    ========
 The long-term loans payable mature as follows:

            Year ending May 31, 2002                411,073     331,688
                                                   --------    --------
                                                   $411,073    $331,688
                                                   ========    ========
NOTE K - UNEARNED REVENUE

The Company has received a total of $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of compression software. Development of this software application has not yet been completed, so the cash payment has been recorded as unearned revenue.











See accompanying independent accountants' review report.
                                     Page 17








NOTE L - COST OF SALES

Included in the cost of sales are the following:

                                   February 28, 2002        May 31,2001

Shipping and handling costs            $        28          $   109,160
Packaging costs                              1,103               16,830
                                      ------------         ------------
      Total                            $     1,131          $   125,990
                                      ============         ============
Shipping income                        $     5,940          $       840
                                      ============         ============

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2002. Future minimum lease payments including sales tax as of February 28, 2002 are:

    Years ending:

                May 31, 2002                   $ 13,895
                May 31, 2003                     35,650
                May 31, 2004                     28,700
                                                -------
                Total Minimum Lease Payments   $ 78,245

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

Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,190.87 worth of products, which is accounted for in both inventory and accounts payable as of February 28, 2002.




See accompanying independent accountants' review report.
                                     Page 18








Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involves non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,574.75 worth of products, which is accounted for in both inventory and accounts payable as of February 28, 2002.

USA Performance Products is defending itself against both Saeilo and Renick through a claim of lost production. USA Performance products had entered into a proposed sale of the Viper division of USA Performance Products to both Renick and Saeilo during February 2001. In order to comply with the terms of the sales contract all inventory of the Viper division was taken out of production in preparation of shipment during April 2001. It took the entire month of May 2001 to get back into production.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance Products. USA Performance Products contends that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of February 28, 2002. In March 2002, we reached a tentative settlement of $80,000.00.

Lycos, Inc. filed a complaint against eCom eCom.com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleges that an amount of $159,500.00 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCom eCom.com on the Lycos Network. eCom eCom.com contends that Lycos was advised that the contract was cancelled. eCom eCom.com has recorded a balance due of $169,067.84 as of February 28, 2002. In March 2002, we reached a tentative settlement of $80,000.00.

On March 12, 2002 Impact Imaging, Inc. (III) filed suit in the United States District Court for the District of Maryland to establish a temporary restraining order preventing eCom from selling myPicZip(TM) and DryIce(TM) so long as these products use III software and technology. The suit further demands that eCom pay $250,000 plus interest, costs and attorneys' fees for the February 4, 2002 delivery of myPicZip(TM). eCom contends that the myPicZip program that was delivered in February was contracted for as a special order under our September 14, 2001 agreement. Under the terms of the special order, III was to be compensated through a revenue-sharing arrangement and not by any additional cash payments. Any additional cash payments to be made under the September 14, 2001 contract would have been triggered only after other delivery requirements were satisfied. III failed to perform under the agreement which called for III to develop for eCom the ability to write to the application program interface or provide a software development


See accompanying independent accountants' review report.
                                     Page 19








kit for eCom's use by December 31, 2001. Failure to meet these delivery requirements had caused eCom to file suit against III in the United States District Court in Palm Beach County, Florida on February 26, 2002. The suit alleged breach of contract, fraudulent inducement, and negligent misrepresentation. eCom has withdrawn this suit and is in the process of moving the action to the Maryland court.


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

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans are noninterest bearing, noncollateralized and due on demand. On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at February 28, 2002 was $121,515.67.

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

See accompanying independent accountants' review report.
                                     Page 20








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

The following is a summary of segment activity:

                              Electronic     Sports         All
                 Paintball     Commerce    Memorabilia   Others(a)    Totals
                ----------    ----------   -----------   ---------   ---------
Nine Months Ended:
February 28, 2002
-----------------
Revenues         $  158,846     $    812       $   -       $  -     $  159,658
Interest revenue         -         2,510           -          -          2,510
Interest expense        698        9,003           -          -          9,701
Depreciation         19,965       16,168           -          -         36,133
Amortization             -         1,590           -          -          1,590
Segment loss       (107,511)  (1,322,658)          -          -     (1,430,169)
Segment assets      256,697      163,094           -          -        419,791


February 28, 2001
-----------------
Revenues         $2,457,870   $  150,696    $ 375,512      $  -     $2,984,078
Interest revenue         -         1,826           -          -          1,826
Interest expense     12,598           -        13,170         -         25,768
Depreciation         28,237       15,105        1,767         -         45,109
Amortization         13,387        1,680           -          -         15,067
Segment loss       (195,285)  (1,215,040)    (164,774)        -     (1,575,099)
Segment assets      510,729      123,713      234,866         -        869,308

(a) Includes amounts not allocated to operating segments.

NOTE P - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $748,305 at February 28, 2002 and that the Company has incurred net operating losses since inception.




See accompanying independent accountants' review report.
                                     Page 21








NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2002 was approximately $5,926,904. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing at least annually. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those


See accompanying independent accountants' review report.
                                     Page 22








estimated useful lives in proportion to the economic benefits consumed.
Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $2,240. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

NOTE T - PRIVATE EQUITY LINE

In April of 1999, the Company entered into a three-year agreement for a Private Equity Line of Common Stock pursuant to Regulation D with Swartz Private Equity, LLC for $30 million with a $20 million option.

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission which was declared effective by the Commission on April 28, 2000, and which allowed the Company to exercise its rights under the agreement. However, the Company could make no assurances that the market in the Company's stock would remain adequate to allow the Company to raise necessary funds through the use of the Put Option. The price and number of shares which could be put to Swartz in any 30 day period was dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity.

The agreement ended in April 2002. As a result of a decline in the volume and share price of the Company's stock during the period between execution of the agreement and the declaration of effectiveness of the registration statement, only minor amounts of funds were raised from use of the Private Equity Line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the nine-month periods ended February 28, 2002 and 2001 and the Form 10-KSB for the fiscal year ended May 31, 2001.

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

See accompanying independent accountants' review report.
                                     Page 23








Overview

ECOM is the value-added reseller of proprietary software and is the developer and marketer of integrated software applications and solutions that use among others, compression technology. Breakthroughs in compression and other technologies are revolutionizing the storage, security, transmission, networks and use of large data files in any format including images, full motion video, audio and text. During the prior fiscal year, we recognized that the market potential of these solutions and applications far exceeded any other opportunity available to us. We retooled our company's mission, the related business model and our corporate structure to focus solely on development of applications and markets for innovative, new software.

In August 2001, eCom entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc. The two principal owners of PremierSoft signed consulting agreements with eCom. Zyndecom was established to market the "Z-Boxx(TM)," a software utility that combines compaction software with PremierSoft's Syndeos(TM) software. Syndeos(TM) integrates software and hardware systems that have been created independently. The agreement provides eCom with 51% of the stock of Zyndecom, and PremierSoft owns 49%. As of the date of this filing, eCom and PremierSoft are modifying the original arrangement and subsequent consulting agreements.

In September 2001, eCom entered into a Value Added Reseller agreement with Impact Imaging, Inc. (III) of Columbia, Maryland to use III's Temporal Differential Encoding (TDE) technology. This contract, which formalized and amended earlier agreements, called for III to develop for eCom the ability to write to the Application Program Interface (API) or provide a full Software Development Kit (SDK) for eCom's use by December 31, 2001.

In November 2001, we announced the development of myPicZip(TM), a software application designed to shrink virtually unlimited galleries of photos to eliminate restraints on storage capability without degradation of picture quality. Planned for release during the third fiscal quarter, myPicZip(TM) was intended to serve as a demonstration of the broad range of products and services that will benefit from application of encoding and reformatting technology.

We expected TDE to be the core compression technology that would be used in all of our products including the Z-Boxx(TM), myPicZip(TM) and a number of other applications that were planned for development. However, III failed to deliver either the SDK or the software to enable us to write to the API. By February 2002 it became apparent that III was unable or unwilling to satisfy its obligations under the contract, so eCom filed suit in Palm Beach County, Florida for breach of contract, fraudulent inducement and negligent misrepresentation. This legal action was withdrawn as eCom is currently moving to file these same charges in Maryland. III has obtained a temporary restraining order that prevents us from further development of any of the projects or products planned for use of TDE technology.

On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by a different vendor and that the first product to be released using the new technology would be photo

See accompanying independent accountants' review report.
                                     Page 24








storage software dubbed MyPhotoZip(TM). The new encoding technique provides a better quality image than JPEG and other compression products now on the market. It provides fast image access and optimal visual control of compression results. We believe it will make MyPhotoZip(TM) an easy to use and intuitive photo archiving utility that will boost computer storage capacity and capitalize on the rapid growth of the digital camera market.

On April 18, 2002 we announced that we had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two companies will work together to market innovative compression technology. Business opportunities will be identified and pursued with the intent of entering into agreements for the provision of Image Soft's and eCom's respective product and service offerings. The agreement includes a structure for revenue sharing between the two companies.

We expect to prevail in our litigation with III, and we intend to continue with our plan to develop and market applications of TDE technology when it becomes available to us. In the meantime, however, we intend to move ahead as quickly as possible to develop and market an array of compression products using the technology provided by our new partner while it is still the state of the art.Soon we will launch a new website, and we will provide details of our marketing program for MyPhotoZip(TM) and other applications of the new technologies. Baseball Hall of Fame candidate Jeff Reardon has been retained to assist with our marketing efforts. His photograph will be placed on MyPhotoZip(TM) and will be used for other advertising purposes.

Our company's reengineering dictated the need to sell or spin off all of our product lines unrelated to our focus on innovative technologies. With the sale during the last quarter of the prior fiscal year of our 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from our previous business model was the Viper M1 paintball marker. We believe that this product has the potential to command a significant share of the paintball gun market. We are seeking a partner to focus on its development, possibly in connection with a spin-off of our USA Performance Products subsidiary, or this product line will be sold upon negotiation of a satisfactory sales agreement.

Our operating results continue to reflect the temporary cessation of revenues caused by discontinuing these businesses. However, due to the recent agreements and alliances with some established and strong partners, we have regained our confidence that the Company will now prosper and show significant revenues and profits.

Results of Operations

Comparison of the nine months ended February 28, 2002
with the nine months ended February 28, 2001
----------------------------------------------------------------

Revenue for the nine-month period ended February 28, 2002 was $159,658 compared to $2,984,078 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paint-ball marker and accessories. Revenues recorded during the prior year period

See accompanying independent accountants' review report.
                                     Page 25








included sales posted from our 1-800-PAINTBALL business which was sold during the last quarter of the fiscal year for $900,000 in cash. Also included were $375,512 in revenues contributed by our Star Dot subsidiary which also was sold in keeping with our plan to focus solely on development and sale of applications of high compression software.

The drop in revenues accounted for a gross profit decline from $780,935 in the prior year period to $6,893 in the current nine month period. Amounts charged to cost of sales in the current period included costs associated with rebuilding our Viper M1 production line.

This loss in gross profit was offset by a decline in total operating expenses. Cost reduction was achieved in all major expense categories. General and administrative costs totaled $1,319,028 in the current period compared to $1,676,843 in the first nine months of the prior year. Most of this cost savings was generated from a reduction in personnel including paintball sales and management staff and staff devoted to refining our other e-commerce properties. Sales and marketing expense dropped from $367,594 in the nine months ended February 28, 2001 to $75,045 in the current nine month period. Product development expense was cut from $272,588 in the prior year period to $33,124 in the current nine month period. Amortization expense decreased from $15,067 to $1,590, reflecting the full amortization and/or sale of intangible assets related to our paintball business. Intangible assets related to acquisition of rights to the Viper M1 technology were fully amortized at the end of the prior fiscal year, and amortization of intangible assets recorded from purchase of rights to the 1-800-PAINTBALL toll-free telephone number was eliminated when the assets were sold. Compared to the prior year period, we cut 39% of total operating expense, a savings of $903,305.

Net other expenses were reduced from $23,942 in the prior year period to $8,275 in the current nine month period. This was primarily due to elimination of interest paid on a note due to the former stockholders of Star Dot Marketing at the time this subsidiary was sold.

Our operations for the nine months ended February 28, 2002 resulted in a net loss of $1,430,169, a $144,930 improvement over the net loss of $1,575,099 recorded during the nine months ended February 28, 2001.

Comparison of the three months ended February 28, 2002
with the three months ended February 28, 2001
----------------------------------------------------------------

Revenue for the three month period ended February 28, 2002 was $42,089 compared to $494,051 of revenue recorded during the same period of the prior year. Our Star Dot subsidiary contributed $219,842 in revenues in the prior year quarter, while the majority of the remaining prior period revenues was generated by our 800-paintball business, both of which were subsequently sold. Current period revenues were recorded from the sale of Viper M1 paintball markers and accessories.

Gross profit dropped from $231,372 in the prior year period to $11,675 in the current quarter, a decrease of $219,697. This decrease reflected the loss of revenues from Star Dot and 800-paintball.

See accompanying independent accountants' review report.
                                     Page 26








Reductions were recorded in all operating expense categories, although the net savings of $102,550 was not enough to offset the drop in gross profit. The down-sizing of personnel noted in the nine-month analysis above accounted for most of the savings. General and administrative expense of $285,953 posted in the current quarter represented a modest reduction of $13,195 from the $299,148 in G&A costs recorded during the same period of the prior year. Most of the personnel cuts discussed in the nine-month comparison above were reflected in the results of the third quarter of last year. Sales and marketing expenses declined from $45,441 in last year's third quarter to $4,262 in the quarter ended February 28, 2002. Product development expense declined from $51,780 in the prior year quarter to $7,578 in the current three-month period. Full amortization or sale of intangible assets caused amortization expense to drop from $4,534 in last year's quarter to $560 in the current quarter. Elimination of the interest paid on the note related to the Star Dot subsidiary discussed above resulted in a net decrease in other expenses from $7,901 incurred in last year's quarter to $1,863 recorded in the current quarter.

Our operations for the three months ended February 28, 2002 resulted in a net loss of $288,541, an increase of $111,109 compared to the net loss of $177,432 recorded for the three months ended February 28, 2001.

Liquidity and Capital Resources
--------------------------------

At February 28, 2002, current assets totaled $199,335 compared to $803,685 at the end of the prior fiscal year. Balances decreased in all asset categories. Of the $604,350 drop in total current assets, the collection of the note receivable from sale of 1-800-PAINTBALL assets accounted for $300,000. This amount was used to fund current operations pending the commencement of revenues from compression product sales. A decrease in cash of $205,787 and in inventories of $78,670 reflected the reduction of accounts payable as we satisfied obligations remaining from our discontinued lines of business.

Current liabilities totaled $1,217,053 at the end of the prior fiscal year compared to $947,640 at the end of the current quarter. A $346,435 drop in accounts payable was partially offset by a $79,385 increase in stockholder loans.

Net cash used in operating activities was $731,054 during the current nine-month period compared to $1,656,505 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations in addition to achieving a significant reduction in accounts payable during the current period.

Investing activities provided $189,040 in cash during the current nine-month period compared to the use of cash in the amount of $12,587 during the same period of the prior year. During the current year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.




See accompanying independent accountants' review report.
                                     Page 27








Financing activities provided net cash of $1,623,134 during the first nine months of the prior year, consisting primarily of proceeds from the sale of stock. Stockholder loans and the sale of stock provided net cash in the amount of $336,227 during the current nine-month period.

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations.

In April of 1999, the Company entered into a three-year agreement for a Private Equity Line of Common Stock pursuant to Regulation D with Swartz Private Equity, LLC for $30 million with a $20 million option.

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission which was declared effective by the Commission on April 28, 2000, and which allowed the Company to exercise its rights under the agreement. However, the Company could make no assurances that the market in the Company's stock would remain adequate to allow the Company to raise necessary funds through the use of the Put Option. The price and number of shares which could be put to Swartz in any 30 day period was dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity.

The agreement ended in April 2002. As a result of a decline in the volume and share price of the Company's stock during the period between execution of the agreement and the declaration of effectiveness of the registration statement, only minor amounts of funds were raised from use of the Private Equity Line.

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

Three companies had similar suits of non-payment against the USA Performance Products, Inc. subsidiary of eCom eCom.com, Inc. Two companies have a similar suit of non-payment against eCom eCom.com, Inc. ECOM is defending itself or filing counterclaims against all five claims.

See accompanying independent accountants' review report.
                                     Page 28








Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involves non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products has moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products has only received delivery of $29,190.87 worth of products, which is accounted for in both inventory and accounts payable as of February 28, 2002.

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involves non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contends that Renick has not satisfactorily completed production of the product and has not delivered the product to USA Performance Products Inc. USA Performance Products has only received delivery of $16,574.75 worth of products, which is accounted for in both inventory and accounts payable as of February 28, 2002.

USA Performance Products is defending itself against both Saeilo and Renick through a claim of lost production. USA Performance products had entered into a proposed sale of the Viper division of USA Performance Products to both Renick and Saeilo during February 2001. In order to comply with the terms of the sales contract all inventory of the Viper division was taken out of production in preparation of shipment during April 2001. It took the entire month of May 2001 to get back into production.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleges that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fullfilment requests for USA Performance Products. USA Performance Products contends that many requests for fullfilment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of February 28, 2002. In March 2002, we reached a tentative settlement of $80,000.00.

Lycos, Inc. filed a complaint against eCom eCom.com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleges that an amount of $159,500.00 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCom eCom.com on the Lycos Network. eCom eCom.com contends that Lycos was advised that the contract was cancelled. eCom eCom.com has recorded a balance due of $169,067.84 as of February 28, 2002. In March 2002, we reached a tentative settlement of $80,000.00.

On March 12, 2002 Impact Imaging, Inc. (III) filed suit in the United States District Court for the District of Maryland to establish a temporary restraining order preventing eCom eCom.com from selling myPicZip(TM) and DryIce(TM)so long as these products use III software and technology. The suit further demands that eCom eCom.com pay $250,000 plus interest, costs and attorneys' fees for the February 4, 2002 delivery of myPicZip(TM).

See accompanying independent accountants' review report.
                                     Page 29








eCom eCom.com contends that the myPicZip(TM) program that was delivered in February was contracted for as a special order under our September 14, 2001 agreement. Under the terms of the special order, III was to be compensated through a revenue-sharing arrangement and not by any additional cash payments. Any additional cash payments to be made under the September 14, 2001 contract would have been triggered only after other delivery requirements were satisfied. eCom eCom.com contends that III failed to perform under the agreement which called for III to develop for eCom eCom.com the ability to write to the application program interface or provide a software development kit for eCom eCom.com's use by December 31, 2001. Failure to meet these delivery requirements had caused eCom eCom.com to file suit against III in the United States District Court in Palm Beach County, Florida on February
26, 2002. The suit alleged breach of contract, fraudulent inducement, and negligent misrepresentation. eCom eCom.com has withdrawn this suit and is in the process of moving the action to the Maryland court.

ITEM 2.   Changes in Securities.

None

ITEM 3.   Defaults Upon Senior Securities.

None

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None

ITEM 5.   Other Events.

None

ITEM 6.   Exhibits and Reports on Form 8-K.

Exhibits:

EXHIBIT
NUMBER   DESCRIPTION                LOCATION

 27      Financial Data Schedule    Filed herewith electronically

Reports on Form 8-K:

None










See accompanying independent accountants' review report.
                                     Page 30








This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 4 and 5 of the Company's Form 10-QSB for the quarter ended February 28, 2002, and is qualified in its entirety by reference to such financial statements.

<PERIOD-TYPE>                                          9-MOS
<FISCAL-YEAR-END>                                MAY-31-2002
<PERIOD-END>                                     FEB-28-2002
<CASH>                                                   484
<SECURITIES>                                               0
<RECEIVABLES>                                          3,283
<ALLOWANCES>                                               0
<INVENTORY>                                          190,852
<CURRENT-ASSETS>                                     199,335
<PP&E>                                               311,579
<DEPRECIATION>                                       206,576
<TOTAL-ASSETS>                                       419,791
<CURRENT-LIABILITIES>                                947,640
<BONDS>                                                    0
<PREFERRED-MANDATORY>                                      0
<PREFERRED>                                                0
<COMMON>                                               2,574
<OTHER-SE>                                          (530,423)
<TOTAL-LIABILITY-AND-EQUITY>                         419,791
<SALES>                                              159,658
<TOTAL-REVENUES>                                     159,658
<CGS>                                                152,765
<TOTAL-COSTS>                                      1,582,636
<OTHER-EXPENSES>                                           0
<LOSS-PROVISION>                                           0
<INTEREST-EXPENSE>                                     9,701
<INCOME-PRETAX>                                   (1,430,169)
<INCOME-TAX>                                               0
<INCOME-CONTINUING>                               (1,430,169)
<DISCONTINUED>                                             0
<EXTRAORDINARY>                                            0
<CHANGES>                                                  0
<NET-INCOME>                                      (1,430,169)
<EPS-PRIMARY>                                           (.07)
<EPS-DILUTED>                                           (.07)














See accompanying independent accountants' review report.
                                     Page 31








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                        eCom eCom.com, Inc.




April 18, 2002        By:  /s/  David J. Panaia
                        David J. Panaia, Chief Executive Officer




April 18, 2002      By:  /s/  Richard C. Turner
                      Richard C. Turner, Chief Financial Officer