Form 10KSB
period 2002-05-31
ECOM ECOM COM INC
filed 2002-09-13
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                Form 10-KSB
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended May 31, 2002

                   Commission File Number 33-96638-A
                           eCOM eCOM.COM, Inc.
------------------------------------------------------------------------
               (Name of small business issuer in its charter)

           Florida                                     65-0538051
-------------------------------------       ----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                      2700 PGA Boulevard, Suite 103
                    Palm Beach Gardens, Florida 33410

                 (Address of principal executive offices)

                              (561) 622-4395

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. [ $212,904 ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. [ $5,946,000 ]









State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [ As of May 31, 2002, the issuer had 26,739,512 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure format: Yes [ ] No [ X ]



                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
Item 1.  Business of the Company                                          1

Item 2.  Properties                                                       7

Item 3.  Legal Proceedings                                                8

Item 4.  Submission of Matters to a Vote of Security Holders              9

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                             10

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 7.  Financial Statements                                            14

Item 8.  Disagreements on Accounting and Financial Disclosures           38

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant              38

Item 10. Executive Compensation                                          40

Item 11. Security Ownership of Certain Beneficial Owners and Management  41

Item 12. Certain Relationships and Related Transactions                  42

Item 13. Exhibits, Financial Statements and Reports on Form 8-K          47
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


                                   PART I

ITEM 1. BUSINESS OF THE COMPANY

eCOM eCOM.COM, Inc. ("eCOM") and its direct and indirect wholly-owned subsidiaries, US Amateur Sports Company ("USASC") and USA Performance Products, Inc. ("USAPP"), combined, are usually referred to as "the Company", "it" or "eCOM". The Company are located at 2700 PGA Boulevard, Suite 103,
Palm Beach Gardens, Florida 33410, and the telephone number is (561) 622-4395.

eCOM eCOM.COM, Inc. was incorporated in the State of Florida on June 14, 1994. eCOM's current business plan is focused on the development and marketing of applications for high-compression software. Previously, the Company developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. eCOM eCOM B2Bplus provides an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCOM eCOM SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. The Company has also operated their own on-line business as a test model, using its e-commerce concepts to sell paintball products.

During the last fiscal year, the Company revised their business model in order to focus on the design and resale of software applications that compress, store, protect and transmit large data files in any format including images, full motion video, audio and text. The Company decided to divest all other product lines to concentrate on the development of the market for its compression software applications. The Company's mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

The Company was incorporated under the name US Amateur Sports, Inc. In seeking to capitalize on use of the Internet, its management proposed to develop the USASportsNet concept. The Company also acquired rights to the Viper M1 paintball marker and related assets with the intention to market paintball products over the Internet. This led to formation of the USAPP subsidiary. The Company's experience in marketing the Viper M1 over the Internet confirmed its management's belief that focus on electronic commerce would provide the greatest opportunity for future development of its business. On January 27, 1999, The Company changed its name to eCOM eCOM.COM, Inc. in the belief that this name more accurately reflected the nature of its intended core business, electronic commerce.

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

USA Performance Products manufactures and distributes paintball guns and accessories. This has served as a test model for its e-commerce business concepts and has generated the majority of revenues to date.

USAPP in addition to sports, derives a portion of its sales from use of the Viper M1 for police, military and homeland security training. The company is now looking to partner with a suitable company to spin-off USAPP and expand more into the homeland security field.

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




In August 2001, eCOM entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc. Zyndecom was established to market the "Z-Box(tm)," a software utility that combines compression software with PremierSoft's Syndeos(tm) software. Syndeos(tm) integrates software and hardware systems that have been created independently. The agreement provides eCOM with 51% of the stock of Zyndecom, and PremierSoft owns 49%. Under this arrangement, eCOM intends to generate revenue by leasing the compression technology to Zyndecom, while PremierSoft will generate revenue by receiving compensation for their management of Zyndecom. The two principal owners of PremierSoft signed consulting agreements with eCOM.

In September 2001, and prior to the execution of a definitive agreement, the company issued 2 million shares of its common stock to the two shareholders of PremierSoft, Inc. for the purchase of PremierSoft, Inc.'s 49% interest in Zyndecom, Inc. No contract for the purchase of the outstanding 49% interest in Zyndecom, Inc. stock was ever executed and consequently, the stock was cancelled and returned during April 2002.

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

In November 2001, the Company announced the development of myPicZip(tm), a software product designed to shrink virtually unlimited galleries of photos to eliminate restraints on storage capability without degradation of picture quality. Planned for release during the third fiscal quarter, myPicZip(tm) was intended to serve as a demonstration of the broad range of products and services that will benefit from application of encoding and reformatting technology. The Company expected TDE to be the core compression technology that would be used in all of its products including the Z-Box(tm), myPicZip
(tm) and a number of other applications that were planned for development. However, III failed to deliver either the SDK or the software to enable us to write to the API. By February 2002 it became apparent that III was unable or unwilling to satisfy its obligations under the contract, so eCOM filed suit for breach of contract, fraudulent inducement and negligent misrepresentation. This legal action is still pending.

On April 9, 2002 the Company announced that they had signed a new agreement for use of high power compression encoding technology developed by a different vendor and that the first product to be released using the new technology would be photo storage software dubbed MyPhotoZip(tm). The new encoding technique provides a better quality image than JPEG and other compression products now on the market. The Company expects to prevail in their litigation with III, and intends to move ahead as quickly as possible to develop and market an array of compression products using this new technology while it is still the state of the art.




On April 18, 2002 the Company announced that they had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two companies will work together to market innovative compression technology. Business opportunities will be identified and pursued with the intent of entering into agreements for the provision of Image Soft's and eCOM's respective product and service offerings. The agreement includes a structure for revenue sharing between the two companies.

On June 18, 2002 the Company signed a teaming agreement with World Data Group LLC, of Boca Raton, Florida. The agreement provides revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eCOM eCOM to resell.

The Company expects to prevail in their litigation with III, and intends to continue with its plan to develop and market applications of TDE technology when it becomes available to us. In the meantime, however, the Company intends to move ahead as quickly as possible to develop and market an array of compression products using the technology provided by its new partner while it is still the state of the art.

On July 15, 2002 we announced the availability of MyPhotoZip(tm) for download from our new website, www.myphotozip.com. In addition, we provided details of the primary marketing strategy for all of our company's compression products which is based on an agreement signed with Plugin Technologies of the United Kingdom. Using Plugin's network of thousands of sales affiliates, eCOM's product lines will be promoted globally to a variety of market segments. While broadening the target audience to international markets, this apprach takes advantage of the Internet without incurring the heavy cost of traditional Internet-bassed advertising programs.

Baseball Hall of Fame candidate Jeff Reardon has been retained to assist with marketing efforts. His photograph will be placed on MyPhotoZip(TM) and will be used for other advertising purposes.

The Company's reengineering dictated the need to sell or spin off all of its product lines unrelated to its focus on innovative technologies. With the sale during the last quarter of the prior fiscal year of its 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from its previous business model was the Viper M1 paintball marker. The Company believes that this product has the potential to command a significant share of the paintball gun market. The Company is seeking a partner to focus on its development, possibly in connection with a spin-off of its USA Performance Products subsidiary, or this product line will be sold upon negotiation of a satisfactory sales agreement.

The Company's operating results continue to reflect the temporary cessation of revenues caused by discontinuing these businesses. However, due to the recent agreements and alliances with some established and strong partners, the Company has regained its confidence that the Company will now prosper and show significant revenues and profits.

We believe that this business model provides the greatest opportunity for
                                   4







eCOM to achieve profitability. As noted above, the Company intends to divest all other product lines. As a consequence, during fiscal year ending May 31, 2001, the Company sold Star Dot Marketing, Inc. and the rights to 1-800-PAINTBALL assets. The Company is actively seeking buyers for its other sports-related properties as well as its e-commerce properties, the eCOM eCOM SuperHub and B2Bplus Services.

Today every company faces limitations in their abilities to send and receive information in a timely and secure manner. Whether they work in a Local Area Network environment or on a dial-up ISP, the bandwidth availability is limited and expensive. These companies also are challenged with secure and affordable storage issues. Both bandwidth and storage are made more affordable with the use of MyPhotoZip (tm). The reduced size of the MyPhotoZip (tm) files allows for quicker transmission of data, secures it with its own encoding and is viewable and storable in the compressed state. This provides the customer with multiple benefits in one package.

The Company's intention is to incorporate the MyPhotoZip(tm) software into applications tailored to meet the needs of specific markets. Alliances will be formed with corporate partners who offer sales and marketing expertise, thereby avoiding the expense of strengthening its in-house sales and marketing capabilities.

eCOM will focus on the development of new applications and the identification of potential new markets.

Competition

There are various fractal and wavelet algorithms available in the market, i.e., Lizard Tech, Adobe, Pegasus, etc. The algorithms employed by MeVis combine wavelets and fractals using patented combinations at various stages of the compression/decompression process to produce one of the fastest image compressors available. The software underlying the product MyPhotoZip is being further developed to reduce images as much as 1000:1 with little discernable loss of quality.

Principal competitive factors include brand recognition, pricing, financial strength, customer service, system reliability and reliability of delivery. All of these factors must be satisfactorily addressed in order for us to compete successfully.

The Z Box (tm) project has been placed on hold pending the outcome of the lawsuit with Impact Imaging Inc. The Z Box (tm) has an additional competitive advantage derived from its unique combination of high-compression software and Syndeos (tm) synchronization software. The Company believes that there is no other product available with the performance capabilities of the Z Box (tm).

In order to respond to changes in the competitive environment, the Company may, from time to time, make pricing, service or marketing decisions or acquisitions that could harm its business. New technologies may increase the competitive pressures by enabling its competitors to offer a lower cost service or product. Whether the Company is able to compete successfully will depend on its ability to anticipate and respond in a timely and appropriate manner to these changes.

Other eCOM Properties

With adoption of the plan to focus solely on the opportunities created by MyPhotoZip(tm), the Company decided to divest all of eCOM's other product lines. As previously noted, Star Dot Marketing, Inc. and the rights to the assets associated with the toll-free telephone number 1-800-PAINTBALL have already been sold. All of its remaining assets or businesses - the eCOM eCOM SuperHUB and B2B Plus Services, the Viper M1 paintball marker, USA SportsNet, the All American Bowl and the ProCard/ComCard - will be sold or spun off through its subsidiary corporations, US Amateur Sports Company and USA Performance Products, Inc.

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

The SuperHUB provides a portal to funnel traffic to the business within a marketplace that includes an on-line mall in addition to auction, barter and classified ad venues. Although the Company has stopped further development of these two concepts in favor of concentrating on MyPhotoZip (tm), the Company believes that the SuperHUB and B2B Plus are viable long-term business opportunities.

Through its B2B Plus program, the Company entered into contracts with eWebPEO ..com ("EWEB") to assist EWEB with the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, establishing a brand identity, implementation of an Internet marketing campaign and creation of a specialized on-line database. As compensation for these services, eCOM received a total of $150,000 in cash which was recorded as revenue earned during the fiscal year ended May 31, 2001 plus 1.5 million shares of EWEB's $.0001 par value common stock. eWebPEO.com, Inc. subsequently went out of business and the investment was written down to zero. We do not intend to solicit any additional business of this nature.

Viper M1 Paintball Marker

A durable, mid-priced paintball gun with features of higher-priced models, the Viper M1 accounted for the first revenues recorded by the company. Following the sale of 1-800-PAINTBALL, manufacture and sale of the Viper is all that remains of its paintball business segment. The Viper M1 is still a strong competitor in the paintball market, and the Company expects to be able to negotiate a favorable agreement for its sale during the 2002-2003 fiscal year.

USA SportsNet

USA SportsNet is an Internet portal that was intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. Development of the USA SportsNet concept was previously deferred in order to focus on its electronic commerce concepts. The Company's current business plan does not contemplate any further development of USA SportsNet.

However, an online correspondence course is presently available to provide youth sports organizations with a convenient and cost-effective means of ensuring that volunteers are qualified to coach young athletes. It is maintained through an agreement with the North American Youth Sport Institute.

All American Bowl

The All American Bowl is a high school football all-star game, last played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation. We expects to be able to sell the rights to the All American Bowl because we believes that the event has the potential to attract sufficient sponsorship to achieve profitability or to beCOMe a component of a corporate marketing program.

ProCard/ComCard

ProCard/ComCard is a prepaid telephone card concept with features geared to the youth market. Designed to be marketed through youth sports organizations, the ProCard is programmed with speed-dial numbers to quickly reach family members and other important emergency contacts, such as the family doctor, in the event of injury. Mailboxes can be speed-dialed to access emergency medical information such as blood type, allergies and special medical conditions. The accompanying ComCard is retained by parents to control the speed-dial numbers programmed into the ProCard. The Company had planned to incorporate the ProCard/ComCard concept in the programs promoted through USA SportsNet. No further development of this product is contemplated.

ITEM 2. PROPERTIES

The Company does not own any real property. USA Performance Products, Inc. leases approximately 2,860 square feet of office and warehouse space located at 8125 Monetary Drive, Suite H-4, Riviera Beach, Florida. This space provides facilities for the manufacture and warehousing of its paintball products. Upon the June 30, 2001 expiration of its original lease of 5,720 square feet of space located at this address, the Company entered into a new lease of the smaller area due to the reduction in space requirements created by the sale of its 1-800-PAINTBALL business. The term of the new lease is for one year, beginning July 1, 2001 and ending June 30, 2002. The rental rate is $1,855 per month including sales tax.
                                   7







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

All of its office and warehouse facilities are leased pursuant to written agreements with unaffiliated parties.

The Company maintains inventories that consist principally of finished goods and work-in-process inventory related to the manufacture of the Viper M1 paintball marker and its accessories. The Company owns tools, dies and fixtures for the manufacture of paintball products. Other properties consist of computer hardware and software and furniture, fixtures and equipment.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to lawsuits in the normal course of business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. All of the cases were settled with the exception of the dispute with Impact Imaging Inc.

On March 12, 2002 Impact Imaging, Inc. (III) filed suit in the United States District Court for the District of Maryland to establish a temporary restraining order preventing eCOM eCOM.COM from selling myPicZip(TM) and DryIce(TM) so long as these products use III software and technology. The suit further demands that eCOM eCOM.COM pay $250,000 plus interest, costs and attorneys' fees for the February 4, 2002 delivery of myPicZip(TM).

eCOM intends to defend itself against this suit. On May 20, 2002, eCOM filed a counterclaim against III, alleging breach of contract, breach of warranty, breach of implied covenant of good faith and fair dealing, fraud, and negligent misrepresentation.

Four companies had similar suits of non-payment against either eCOM eCOM.COM
or it's subsidiary USA Performance Products.   Each of these suits were
settled during the fiscal year ending May 31, 2002.

Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involved non-payment of $126,632.22 that Saeilo contends has been due since April 10, 2001. USA Performance Products moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products had only received delivery of $29,190.87 worth of products, which were accounted for in both inventory and accounts payable as of May 31, 2001. This case was settled on May 15, 2002 along with the following complaint from Renick Enterprises Inc.

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCOM eCOM.COM, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involved non-payment of $180,865.22 for
                                   8







the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contended that Renick had not satisfactorily completed production of the product and had not delivered theproduct to USA Performance Products Inc. USA Performance Products had only received delivery of $16,574.75 worth of products, which was accounted for in both inventory and accounts payable as of May 31, 2001.

On May 15, 2002 a settlement was reached with Saeilo Manufacturing Industries and Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of the accounts payable, totaling $127,493.59. USA Performance products gave up raw material located at both Saeilo and Renick totaling $37,919. USAPP and Saeilo then entered into an agreement where Saeilo would be allowed to manufacture a gun similar to the Viper-M1 and USAPP would be able to purchase parts from Saeilo for use in its Viper-M1.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCOM eCOM.COM, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of May 31, 2002 the stock was being held in an Attorney escrow account, waiting for registration.

Lycos, Inc. filed a complaint against eCOM eCOM.COM, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleged that an amount of $159,500.00 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCOM eCOM.COM on the Lycos Network. eCOM eCOM.COM contended that Lycos was advised that the contract was cancelled. The shares issued as part of the SB-2 dated August 8, 2002 constitute full settlement of that suit. The case will be voluntarily dismissed.

Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. An unfavorable resolution of one outstanding lawsuit could adversely affect our business results of operations or financial conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its last annual shareholders' meeting held on April 26, 2001, the shareholders of the Company voted to reappoint Wieseneck, Andres & Co., P.A. as the Company's independent accountants.

On April 26, 2001 the following directors were elected to serve one-year terms: David J. Panaia, Richard C. Turner, and Robert C. Wilson.



                                   9







                                       PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California is the lead market maker for the stock. The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2002:

            Quarter Ended      High         Low
               5/2002         $0.210      $0.090
               2/2002          0.380       0.120
              11/2001          0.650       0.340
               8/2001          0.790       0.270

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The results of its operations during the fiscal year ended May 31, 2002 were a reflection of the continued evolution of its business model. The Company believes that an essential ingredient for survival as a "dot com" in the current mix of new and old economies is the ability to accept change and to respond quickly to emerging opportunities. The Company's small size and corresponding agility have been an advantage. Many companies much larger and initially stronger have collapsed from the inability to adjust to the rapidly-changing business environment.

The Company believes that the e-commerce business plan that they adopted in the prior year was a viable approach to building a successful enterprise within the environment that existed at that time. However, that environment changed. As the Company witnessed the beginning of the end of Internet euphoria, and the number of corporate casualties began to grow, they recognized that the company and its mission had to evolve once again. It was apparent that steadfast adherence to the e-commerce business plan the Company had established would not produce the results that its stockholders expected. The Company's paintball business was growing rapidly, but no one was content to revert to the sports-related business model that the Company had outgrown. The Company looked for a better path to success, and they found it.
                                   10







eCOM is now the value-added reseller of proprietary software which the Company has named MyPhotoZip (tm). MyPhotoZip (tm) is capable of compressing electronic images to ratios previously thought to be impossible. Recognizing that the market potential of this software and its applications far exceeds any other opportunity available, the Company retooled its mission, the related business model and its corporate structure to focus on development of applications and markets for MyPhotoZip (tm) software.

Course corrections necessarily create some disruption, but the Company believes that our Company's transition is being accomplished as smoothly as possible. The original path taken at the beginning of the year centered around developing software called DryIce (tm). This development of DryIce
(tm) was progressing until a dispute arose between eCOM and Impact Imaging Inc. of Baltimore, MD. This dispute is now being litigated in Maryland as discussed above in the litigation section. Not to be deterred, a substitute developer of compression technology was found. The Company's new developer Mevis Technology is working with eCOM to develop MyPhotoZip (tm).

There is always a price attached to the benefits of corporate reengineering. The Company's reengineering dictated the need to sell or spin off all of its non-MyPhotoZip (tm) product lines. In particular, the decision to sell its paintball operations stopped the growth in revenues recorded over its previous three fiscal years. The Company believes that the potential revenue and profit to be generated in future years from the focus on MyPhotoZip (tm) will dwarf the impact of revenues lost now.

The name of the company, "eCOM eCOM", is now more appropriate than ever. The Company has shifted its position within the many commercial markets that continue to be created as electronic commerce slowly emerges from its infancy. The meaning of "eCOM" has been expanded to include e-compression. As a value added reseller of MyPhotoZip (tm) high compression software, we believes that the future of the Company is brighter than ever before.

Comparison of Results of Operations - Year Ended May 31, 2002 vs. Year Ended May 31, 2001

Revenue for the year ended May 31, 2002 was $212,904 compared to 3,186,995 of revenue recorded during the same period of the prior year. The prior year numbers include the accounts of Star Dot Marketing, Inc. (SDMI), a subsidiary that was sold on May 31, 2001. The Company had entered into a Stock Exchange Agreement on January 21, 2000 whereby the stockholders of SDMI received 675,000 shares of eCOM common stock in exchange for all of the outstanding shares of SDMI. The transaction was accounted for as a pooling of interest. The transaction qualified as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations. In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid in capital.

At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. The balance sheet at May 31, 2001 does not contain the assets, liabilities and stockholders' equity of Star Dot

Marketing. On May 31, 2001, eCOM sold all of the stock of SDMI in return for assumption of debt in the amount of $208,000 which was owed to the original shareholders of Star Dot. The statements of operations for the years ended May 31, 2002 and 2001 reflect the combined operations of both companies for 2001. At the time of sale, a loss was recorded in the amount of $21,200 which was the total amount of cash advances made to the subsidiary subsequent to its acquisition.

If the Company had not included the results of SDMI's operations, revenue for the year ended May 31, 2001 would have been $2,746,770 compared to current year revenues of $212,904 a decrease of $2,533,866 or 92%.

On May 11, 2001 the Company sold the rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses for a cash payment of $900,000. A gain on sale was recorded in the amount of $858,656. As a result of this sale, the Company has divested all of its paintball-related business with the exception of themanufacture and sale of the Viper M1 paintball marker.

The USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation of shipment during April 2001. The sale subsequently was canceled, but the fiscal year was complete before we was able to resume production of Viper products. The Viper product line restarted operations during July 2001. Since its business model is focusing on compression technology, funds have not been made available to market and resume full production of the Viper product line. The Company will continue to pursue the sale of this product line as part of the plan to divest all lines of business unrelated to MyPhotoZip (tm) software.

Although the paintball product lines accounted for the majority of its revenues ($212,088 and $2,570,996 in the years ended May 31, 2002 and 2001, respectively), the decision to sell this business was not difficult. Following its evolution to an e-commerce company in 1999, the paintball operations were intended to serve as a model to demonstrate the viability of e-commerce concepts. This mission was accomplished, and there was no longer a reason to devote significant resources to further the development of the paintball business.

The sale of extraneous product lines allows us to focus on much greater opportunities afforded by the development of DryIce (tm). With the sale of the 1-800-PAINTBALL assets, the Company reduced its expense levels and generated cash that was used to support its operations while significantly reducing its liabilities in the form of accounts payable and other debt. The Company expects to produce a similar result with the future sale of the Viper product line.

In addition to the revenues contributed by Star Dot and the paintball segment of the business, fiscal year 2001 revenues included $175,000 posted from recognition of revenue generated by e-commerce consulting agreements.

Cost of sales decreased to $191,386 from $2,524,830 in the prior year
(a decrease of 92%), while gross profit decreased to $21,518 from $662,165
(a decrease of 97%) in the prior year. The reduction in cost of sales reflected the decline in paintball sales. The margin realized on paintball products excluding depreciation expense improved during the current year to 33% from 32%. The prior year gross profit number of 32% was enhanced bythe recognition of the $175,000 of revenues from e-commerce consulting agreements, excluding the $175,000 from sales the prior year margin would have been $28%.

Total operating expenses for the year ended May 31, 2002 were $1,672,306 compared to $2,830,079 for the year ended May 31, 2001. Decreases in sales and marketing expense ($77,119 in fiscal year 2002 versus $316,881 in 2001); productdevelopment expense ($59,641 in fiscal year 2002 versus $299,844 in 2001); and general and administrative expense ($1,533,396 in fiscal year 2002 versus $2,139,746 in 2001) were the result of decreasing overhead as the company focuses its efforts towards the MyPhotoZip product launch. Bad debt expense decreased to $0 from $53,031 in the current year. Almost all sales in the current year were authorized credit card transactions, in the prior year receivables were written-off due to the discontinued paintball operation and sale of Star Dot Marketing, Inc.

The operations for the year ended May 31, 2002 resulted in a net loss of $1,482,533 versus a net loss of $1,339,386 recorded in the year ended May 31, 2001. Prior year figures included an $858,656 gain on disposal of 1-800-PAINTBALL. The current year figures included gains recorded from the settlement of lawsuits which totaled $177,558.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of May 31, 2002 total $5,865,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2017. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2002.

Liquidity and Capital Resources

At May 31, 2002, current assets totaled $544,217 compared to $803,685 at the prior year-end, a decrease of $259,468. Cash decreased $193,468. Inventory decreased $95,989 as the remaining paintball inventory was sold to concentrate solely on the sale of the Viper M1. Prepaid expenses increased $147,755 due to the registration of shares to the attorney. The attorney escrow account has $187,000 to be used to pay off the remaining accounts payable due to Lycos, and National Paintball.

Current liabilities dropped to $866,929 from the prior year-end of $1,217,053, a decrease of $350,124. Accounts payable decreased $487,564, while the current portion of long term debt increased $137,656. Most of these obligations were attached to its paintball business, so cash generated from the sale of 1-800-PAINTBALL was used to satisfy these commitments.

Net cash used in operating activities was $802,005 and $892,041 for the years ended May 31, 2002 and 2001, respectively. Although the net loss from operations used a significant amount of cash in the current year and was the principal use of cash in the prior year, the prior year loss was reduced by the gain recorded on the sale of 1-800-PAINTBALL. The current year loss was reduced by gains recorded in connection with the settlement of lawsuits.

The payment of accounts payable accounted for the greatest outflow of cash during the current year. Investing activities accounted for a net gain in cash of $214,040. This gain was realized primarily from the cash received on the note receivable from the sale of paintball assets.

Net cash provided by financing activities was $394,497 in the current fiscal year compared to $373,562 in the prior year. The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. The equity line agreement that was established with Swartz Private Equity, LLC that commenced on the effective date of the registration statement, April 28, 2000. The agreement was scheduled to end 36 months after that date. The agreement was terminated on October 15, 2001 with a final sale of stock to Swartz to cover the outstanding account payable due to Swartz of $77,000.

To the extent that additional funds are required to support operations or to expand its business, the Company may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms that are acceptable. Should the Company be unable to obtain continued funding, its operations may be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated balance sheet of the Company for its years ended May 31, 2002 and 2001 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2002 and 2001 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-19.

eCOM eCOM.COM, INC.
FINANCIAL STATEMENTS
PERIOD ENDING MAY 31, 2002 AND 2001

The page numbers for the financial statement categories are as follows:


                      Index                                       Page

Report of Independent Auditors                                     F-1

Consolidated Balance Sheets as of May 31, 2002 and 2001            F-2

Consolidated Statements of Operations
  for the Years Ended May 31, 2002 and 2001                        F-3

Consolidated Statement of Shareholders' Deficit
  for the Years Ended May 31, 2002 and 2001                        F-4

Consolidated Statements of Cash Flows
  for the Years Ended May 31, 2002 and 2001                        F-5

Notes to Consolidated Financial Statements                         F-7

                                   F-1
                     WIESENECK, ANDRES & COMPANY, P.A.
                       Certified Public Accountants
                       772 U.S. HIGHWAY 1, SUITE 200
                      NORTH PALM BEACH, FLORIDA 33408
                             (561) 626-0400
THOMAS B. ANDRES, C.P.A.*, C.V.A.                     Facsimile (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders eCOM eCOM.COM, Inc.

We have audited the accompanying consolidated balance sheets of eCOM eCOM.COM, Inc. and subsidiaries as of May 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of eCOM eCOM.COM, Inc. and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note T to the financial statements, the Company's current liabilities exceed current assets by $323,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note T. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ Wieseneck, Andres & Company, P.A.

August 15, 2002
                                   16







                                   F-2
eCOM eCOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2002 and 2001                                    2002         2001
                                                     ----------   ----------
                        ASSETS
Current Assets
  Cash and cash equivalents                          $   12,803  $   206,271
  Accounts receivable, net of allowance for
   doubtful accounts of $0 and $6,500                         -        3,537
  Accounts receivable other                               1,473       17,702
  Note receivable                                        15,000      300,000
  Inventories                                           173,533      269,522
  Prepaid expenses                                      154,408        6,653
  Other current assets                                  187,000            -
                                                     ----------    ---------
    Total Current Assets                                544,217      803,685
                                                     ----------    ---------
Property and Equipment, net                              92,345      134,982
                                                     ----------    ---------
Other Assets
  Intangible assets, net                                  4,010        6,160
  Other assets                                          110,883        9,828
                                                     ----------    ---------
    Total Other Assets                                  114,893       15,988
                                                     ----------    ---------
      Total Assets                                  $   751,455  $   954,655
                                                     ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $   287,466  $   775,030
  Accrued expenses                                        3,845       10,335
  Unearned revenue                                      100,000      100,000
  Current portion of long-term debt                     469,344      331,688
  Interest accrued on current portion                     6,274            -
                                                     ----------    ---------
    Total Current Liabilities                           866,929    1,217,053

Net Long-term Debt                                            -            -
                                                     ----------    ---------
  Total Liabilities                                     866,929    1,217,053
                                                     ----------    ---------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million shares
   authorized, 26,739,512 shares issued and outstanding   2,674        1,901
  Paid-in capital                                     5,755,767    4,127,083
  Retained earnings (deficit)                        (5,873,915)  (4,391,382)
                                                     ----------    ---------
    Total Stockholders' Deficit                        (115,474)    (262,398)
                                                     ----------    ---------
    Total Liabilities and Stockholders' Deficit     $   751,455  $   954,655
                                                     ==========   ==========
See accompanying summary of accounting policies and notes to financial
statements.                        17







                                    F-3
eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2002 and 2001
                                                         2002       2001
                                                     ----------   ----------
Revenues
  Net sales                                         $   212,904  $ 3,186,995
  Cost of sales                                        (191,386)  (2,524,830)
                                                     ----------    ---------
    Gross Profit                                         21,518      662,165
                                                     ----------    ---------
Operating Expenses
  Sales and marketing                                    77,119      316,881
  Product development                                    59,641      299,844
  General and administrative                          1,533,396    2,139,746
  Amortization                                            2,150       20,577
  Bad debt                                                            53,031
                                                     ----------    ---------
    Total Operating Expenses                          1,672,306    2,830,079
                                                     ----------    ---------
      Loss From Operations                           (1,650,788)  (2,167,914)

Other Income (Expense)
  Interest Income                                         2,510        3,227
  Interest Expense                                      (11,813)     (33,355)
  Gain on disposal of asset                             177,558      858,656
                                                     ----------    ---------
    Net Other Income                                    168,255      828,528
                                                     ----------    ---------
Loss Prior to Provision For Income Taxes             (1,482,533)  (1,339,386)

Provision For Income Taxes                                    -            -
                                                     ----------    ---------
Net Loss                                            $(1,482,533) $(1,339,386)
                                                     ==========   ==========
Loss Per Common Share, basic and diluted            $      (.06) $      (.07)
                                                     ==========   ==========
Weighted Average Shares Outstanding                  23,392,834   17,394,789
                                                     ==========   ==========












See accompanying summary of accounting policies and notes to financial
statements.                        18







                                   F-4
eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2002 and 2001

                                                   Common Stock
                  Number     At      Add'l    Retained              Total
                    of       Par    Paid In   Earnings   Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 1998  11,894,600 $1,189 $ 484,361  $ (545,921) $(5,000) $ (65,371)
Issuance of
  Common Stock   1,089,000    109   450,913           -        -    451,022
Star Dot Marketing
  Pooling of
  Interest         675,000     68 1,269,932  (1,129,201)       -    140,799
Net Loss                 -      -         -    (619,606)       -   (619,606)
                ---------- ------ ---------- ----------- -------- ----------
Balance,
  May 31, 1999  13,658,600  1,366 2,205,206  (2,294,728)  (5,000)   (93,156)
Issuance of
  Common Stock   1,227,075    123 1,649,655           -        -  1,649,778
Net Loss                 -      -         -  (2,633,426)       - (2,633,426)
                ---------- ------ ---------- ----------- -------- ----------
Balance,
  May 31, 2000  14,885,675  1,489 3,854,861  (4,928,154)  (5,000)(1,076,804)
Issuance of
  Common Stock   4,125,161    412 1,977,151           -        -  1,977,563
Sale of Star Dot
  Marketing              -      -(1,699,929)  1,876,158        -    176,229
Cancellation of
  Treasury stock         -      -    (5,000)          -    5,000          -
Net Loss                 -      -         -  (1,339,386)       - (1,339,386)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$     - $ (262,398)
Issuance of
  Common Stock   7,728,676    773  1,628,684           -       -  1,629,457
Net Loss                 -      -          -  (1,482,533)      - (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$     - $ (115,474)
                ========== ====== ========== =========== ======== ===========








See accompanying summary of accounting policies and notes to financial
statements.                        19







                                    F-5
eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2002 and 2001

                                                        2002         2001
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                        $ 235,123  $ 3,242,644
  Interest income                                         2,510        3,227
  Cash paid to suppliers and employees               (1,039,149)  (4,104,557)
  Interest paid                                            (489)     (33,355)
  Income taxes paid                                           -            -
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities        (802,005)    (892,041)

Cash Flows From Investing Activities
  Cash received from sale of 1-800-Paintball            300,000      600,000
  Cash received from sale of rights to Viper-M1          25,000            -
  Deposits made                                          (1,010)           -
  Deposits on software                                 (100,000)           -
  Purchase of equipment                                 (11,137)     (14,652)
  Proceeds received from sale of equipment                1,187            -
                                                     ----------    ---------
    Net Cash Flows Provided By (Used In)
      Investing Activities                              214,040      585,348
                                                     ----------    ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                           114,469      380,545
  Proceeds of loans from stockholders                   390,528      208,800
  Repayment of loans to stockholders                   (110,500)    (115,783)
  Proceeds from other loans                                   -       30,850
  Repayment of other loans                                    -      (30,850)
  Repayment of note                                           -     (100,000)
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities     394,497      373,562
                                                     ----------    ---------
Net Increase (Decrease) in Cash                        (193,468)      66,869

Cash and Cash Equivalents at Beginning of Year          206,271      139,402
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $    12,803  $   206,271
                                                     ==========   ==========









See accompanying summary of accounting policies and notes to financial
statements.                        20







                                   F-6
eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2002 and 2001


                                                         2002         2001
                                                      ----------   ----------
Supplemental Schedule of Non-Cash Financing Activities

  The following have been paid by the issuance of common stock:
    Payment of accounts payable, consulting
     fees and other expenses                          $1,040,740 $   437,362
    Acquisition of equipment                               7,549           -
    Payment of research and development cost               8,000           -
    Payment of employee compensation                      76,165           -
    Payment of loans and interest expense                193,520           -
    Prepayment of professional fees                      337,000           -

Reconciliation of Net Loss to Net Cash Flows Used in Operating Account

Net Loss                                             $(1,482,533)$(1,339,386)
  Add items not requiring outlay of cash:
    Depreciation and amortization                        50,940       80,851
    Bad debts                                                 -       53,031
    Expenses paid by issuing common stock               952,859    1,159,588
    Sale of Star Dot Marketing - net disposition of
      assets, liabilities, and equity                         -     (139,062)
    Receipt of stock for services provided                    -         (150)
    Write down of stock received to fair value                -          150
    Gain on sale of 1-800-Paintball                           -     (858,656)
    Gain on licensing of Rights to Viper-M1             (89,575)           -
    Gain on sale of other assets                           (688)           -
    Loss on sale of other assets                          1,772            -
  Cash was increased by:
    Decrease in accounts receivable                      19,766      159,922
    Decrease in inventory                                95,989      499,861
    Decrease in prepaid expenses                              -       68,612
    Decrease in note receivable                         285,000            -
    Decrease in deposits                                      -        2,112
    Increase in accrued expenses                              -        7,569
    Increase in other current liabilities                     -        1,132
  Cash was decreased by:
    Increase in accounts receivable other                     -      (17,702)
    Increase in prepaid assets                         (147,755)           -
    Decrease in accounts payable                       (487,564)    (462,007)
    Decrease in accrued expenses                           (216)           -
    Decrease in commission payable                            -      (20,343)
    Decrease in unearned revenue                              -      (87,563)
                                                      ----------   ----------
      Net Cash Flows Used in Operating Activities    $ (802,005) $  (892,041)
                                                      ----------   ----------
See accompanying summary of accounting policies and notes to financial
statements.                        21







                                    F-7
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS

eCOM eCOM.COM, Inc. ("eCOM" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCOM's current business plan is focused on the development and marketing of applications for its high-compression software, called MyPhotoZip (tm).

Previously, the Company developed an e-commerce infrastructure that enabled the small business enterprise to carve its niche in the retail and business to business Internet economy. eCOM eCOM B2Bplus provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. The eCOM eCOM SuperHUB gives the web entrepreneur a comprehensive package of on-line tools to generate, execute and fulfill e-commerce transactions. The Company has also operated its own on-line business as a test model, using its e-commerce concepts to sell paintball products. However, the Company recently revised its business model in order to focus on the design and resale of MyPhotoZip (tm) software applications that will compress, store, protect and transmit large video data files. The Company's intention is to divest all other product lines to concentrate on the development of the market for this software. The Company's mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

The Company was incorporated under the name US Amateur Sports, Inc. but changed its name in January 1999 to better reflect its business operations. eCOM is the parent of US Amateur Sports Company, which is the parent of USA Performance Products, Inc. US Amateur Sports Company (USASC) owns the rights to: (1) the AllAmerican Bowl, a high school football all-star game, last played in 1997 when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, which was planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations. In addition, USASC owned the rights to use of the toll-free telephone number, 1-800-724-6822 (1-800-PAINTBALL) until it was sold as described below.

USA Performance Products manufactures and distributes paintball guns and accessories. It has served as a test model for its e-commerce business concepts and has generated the majority of revenues to date.

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCOM eCOM.COM, Inc. in exchange for 675,000 shares of common stock. The transaction was closed on May 31, 2000. SDMI uses the trade name "Treasures of Sports" to offer a


                                   22







eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS (CONTINUED)

complete line of guaranteed authentic, hand signed sports memorabilia and other sports products. These products are marketed through joint sales agreements with professional sports franchises.

Consistent with the intent to divest all businesses and product lines unrelated to MyPhotoZip (tm) compression software, the sale of one business and one product line was consummated in the year ended May 31, 2001. On May 11, 2001 rights for the use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses were sold for a cash payment of $900,000. On May 31, 2001 the Company sold all of the stock of Star Dot Marketing, Inc. in return for assumption of debt of $208,000 owed to the original owners of SDMI. (See Note C)

In August 2001, eCOM entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc. Zyndecom will market the "Z Box," a software utility that combines DryIce (tm) with PremierSoft's Syndeos
(tm) software. Syndeos (tm) integrates software and hardware systems that have been created independently. This joint venture is the first step to moving the DryIce (tm) business concept into a revenue-generating stage. The joint venture was eventually terminated.

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

Consolidation

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. and Star Dot Marketing, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. The Company expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC. Star Dot Marketing, Inc. is a wholly owned subsidiary that was acquired on May 31, 2000. The transaction consisted of an exchange of 675,000 shares of the Company's common stock for all of the outstanding stock of SDMI and was recorded as a pooling of interest.
                                   23







eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and Equipment

Property and equipment is stated at cost. The costs of additions and better-ments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation and amortization of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets.

Amortization

Intangible assets consisting of rights to technology and associated trademarks are amortized using the straight-line method over five years.

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market using the first in first out method.

Earnings (Loss) Per Share

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of (1) diluted earnings per share, whose calculations includes not only average outstanding common share but also the impact of dilutive potential common shares such as outstanding common stock options; and (2) basic earnings per share which includes the effect of outstanding common shares but excludes dilutive potential common shares. Although including potential common share in the diluted per share computations may be dilutive to their comparable basic per share amounts, no potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations exists. The number of potential dilutive shares excluded from the Company's calculation of diluted earnings per share based on their anti-dilutive effect was 521,366 for the year ending May 31, 2002.
                                                                    Per
                                          Loss         Shares       Share
                                       (Numerator)  (Denominator)   Amount
For the year ending May 31, 2002:
 Basic earnings per share
  Loss applied to common shareholders $(1,482,533)    23,392,834    $(0.06)

NOTE C - BUSINESS COMBINATION AND SALE OF BUSINESS

The Company entered into a Stock Exchange Agreement with Star Dot Marketing, Inc. (SDMI), a California Corporation, on January 21, 2000 whereby the stockholders of SDMI received 675,000 shares of common stock of the Company in exchange for all of the outstanding shares of SDMI. The transaction was accounted for as a pooling of interest. The transaction qualified as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code and related Treasury Regulations. In accordance with the terms of the merger, the principal stockholders of SDMI, effective May 1999, converted approximately $1 million of advances to paid-in capital. At the same time, an additional 309,000 shares of SDMI were issued to the stockholders of Star Dot Marketing, Inc. On May 31, 2001, eCOM sold all of the stock of SDMI in return for assumption of SDMI corporate debt in the amount of $208,000 which was owed to the original shareholders of Star Dot.

As a result, SDMI's accounts have been removed from eCOM's balance sheet at May 31, 2001. The statements of operations for the year ended May 31, 2001 eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE C - BUSINESS COMBINATION AND SALE OF BUSINESS (CONTINUED)

reflect the combined operations of both companies. At the time of sale, bad debt was recorded in the amount of $21,200 which was the total amount of cash advances made to the subsidiary subsequent to its acquisition.

The sale of Star Dot Marketing was motivated by the revision of eCOM's business model which is now focused on marketing of MyPhotoZip (tm) compression software. This was consistent with the Company's announced intention to divest all other product lines.

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

NOTE D - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. Maintenance, operating and office supplied are not inventoried.

At May 31, 2002 and 2001, inventory consisted of the following:

                             May 31, 2002           May 31, 2001

Finished goods                $     7,488            $    55,594
Work in process                   166,045                202,610
Raw materials                           0                 11,318
                              -----------            -----------
Total inventory               $   173,533            $   269,522

NOTE E - PREPAID EXPENSES

The Company issued 1 million shares of common stock ($150,000) as a retainer for future legal fees. The value of the prepaid legal fees were recorded at the quoted market price of the common stock on the date of issuance. The remaining prepaid expenses consist principally of amounts paid for rent, service agreements and advertising.

NOTE F - OTHER CURRENT ASSETS

The Company issued 100,000 shares ($37,000) and 1 million shares ($150,000) of unrestricted common stock. The proceeds from the sale of this stock is to eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE F - OTHER CURRENT ASSETS (CONTINUED)

be held in an attorney escrow account for payment of future costs. The value of the prepaid expenses were recorded at the quoted market price of the common shares on the date of issuance.

NOTE G - NOTE RECEIVABLE

As part of settlement of the Saeilo and Renick lititgation, on May 15, 2002, Saeilo agreed to pay cash, inventory and forgive indebtedness, totaling $127,494 for the right to manufacture a paintball gun similar to the Viper M-1. Cash in the amount of $25,000 was received at closing with an additional $15,000 due June 15, 2002. The note did not state any interest or collateralization. The payment was received in a timely manner.

During the prior fiscal year, the Company sold its rights to use the telephone number 1-800-PAINTBALL (1-800-724-6822) for $900,000 on May 11,
2001. (See Note C) Cash in the amount of $600,000 was received at closing with the remaining $300,000 due June 12, 2001. The note did not state any interest or collateralization. The final payment was received in a timely manner.

The face amount of the note and the net present value were considered equal at the date of the financial statements.

NOTE H - MARKETABLE SECURITIES

The Company received 1.5 million common shares (.0001 par value) of eWebPEO ..com, Inc. in the prior fiscal year in payment for services rendered to the Company. The Company initially recorded the value of the securities and the income on the books at $150. eWebPEO.com, Inc. subsequently went out of business and the investment was written down to zero.

NOTE I - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2002 and May 31, 2001:
                                         May 31, 2002         May 31, 2001
                                        --------------       --------------
Computer hardware                          $ 150,111              $ 144,511
Computer software                             56,308                 56,308
Furniture, fixtures and equipment             47,760                 49,492
Tools, dies and fixtures                      57,401                 57,401
Leasehold improvements                             0                      0
                                           ---------              ---------
     Total cost                              311,580                307,712
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE I - PROPERTY AND EQUIPMENT (CONTINUED)

  Accumulated depreciation                   219,235                172,730
                                           ---------              ---------
     Net Property and Equipment            $  92,345              $ 134,982
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $  48,790              $  60,274
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

NOTE J - INTANGIBLE ASSETS

In May 1996, the Company acquired the assets of Performance Paintball Products, Inc. Included in the purchase were exclusive rights to use of the Viper name and related technology used in the manufacture of the Viper M1 paintball marker. The rights are valued at $54,134 and were amortized on a straight-line basis over sixty months. Accumulated amortization at May 31, 2002 and May 31, 2001 is $54,134.

In February 1999, the Company acquired two Internet websites, A classifiedAd and Swapandshop, for a total cost of $11,200. These assets are being amortized on a straight-line basis over five years. Accumulated amortization related to these assets was $5,040 and $7,190 as of May 31, 2002 and May 31, 2001 respectively. Total amortization expense for the years ended May 31, 2002 and 2001 was $2,150 and $18,909 respectively.

NOTE K - OTHER ASSETS

In September 2001, the Company made a deposit of $100,000 towards the purchase of software. Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE L - LONG-TERM DEBT

Long-term debt at May 31, 2002 and May 31, 2001 consisted of:

                                                 May 31, 2002    May 31, 2001
                                                 ------------    ------------
A noninterest bearing, noncollateralized loan from
an offshore corporation, See Note R.  There is no
fixed or determinable date for repayment of this
loan.                                                184,220          184,220
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE L - LONG-TERM DEBT (CONTINUED)

Various noninterest bearing, non-collateralized
loans from stockholders. The loans are due on
demand.                                              285,124          147,468
                                                  ----------       ----------
     Total Long-Term Debt                            469,344          331,688
     Less Current Portion                           (469,344)        (331,688)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========

The long-term loans payable mature as follows:
     May 31, 2002                                  $       0        $ 331,688
     May 31, 2003                                    469,344                0
                                                  ----------       ----------
                                                   $ 469,344        $ 331,688
                                                  ==========       ==========

NOTE M - UNEARNED REVENUE

In October 2000, the Company received $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of the DryIce software. Development of this software application has not yet been completed, so the cash payment has been recorded as unearned revenue.

NOTE N - RETIREMENT OF TREASURY STOCK

The Company retired 2,000 shares of Treasury Stock in May 2001. The excess of the par value over purchase price was credited to paid in capital.

NOTE O - COST OF SALES
Included in the cost of sales are the following:
                                               May 31, 2002    May 31, 2001

Shipping and handling costs                     $        28     $   109,190
Packaging costs                                       1,103          19,830
                                                -----------     -----------
    Total                                       $     1,131     $   129,020


NOTE P - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expired June 30, 2002. Future minimum lease payments including sales tax as of May 31, 2002 are:

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE P - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Years ending:

           May 31, 2003                       35,650
           May 31, 2004                       28,700
                                          ----------
           Total Minimum Lease Payments   $   64,350
                                          ==========

Rent expense for the periods ending May 31, 2002 and 2001 are $56,020 and $113,293 respectively.

The Company is party to lawsuits in the normal course of business.
Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. All cases have been settled with the exception of the dispute with Impact Imaging Inc.

On March 12, 2002 Impact Imaging, Inc. (III) filed suit in the United States District Court for the District of Maryland to establish a temporary restraining order preventing eCOM eCOM.COM from selling myPicZip(TM) and DryIce(TM) so long as these products use III software and technology. The suit further demands that eCOM eCOM.COM pay $250,000 plus interest, costs and attorneys' fees for the February 4, 2002 delivery of myPicZip(TM). eCOM intends to defend itself against this suit. On May 20, 2002 eCOM filed a counterclaim against III, alleging breach of contract, breach of warranty, breach of implied covenant of good faith and fair dealing, fraud, and negligent misrepresentation.

Four companies had similar suits of non-payment against either eCOM eCOM.COM or its subsidiary USA Performance Products. Each of these suits were settled during the fiscal year ending May 31, 2002.

Saeilo Manufacturing Industries filed a complaint against USA Performance Products Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL, on April 20, 2001. The complaint involved non-payment of $126,632 that Saeilo contends has been due since April 10, 2001. USA Performance Products moved to dismiss the case on the grounds that the claim is based upon an oral agreement without any terms and conditions of the agreement. USA Performance Products had only received delivery of $29,191 worth of products, which were accounted for in both inventory and accounts payable as of May 31, 2001.
This case was settled on May 15, 2002 along with the following complaint from Renick Enterprises Inc.

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCOM eCOM.COM, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involved non-payment of $180,865 for the eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE P - COMMITMENTS AND CONTINGENCIES (CONTINUED)

design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contended that Renick had not satisfactorily completed production of the product and had not delivered the product to USA Performance Products Inc. USA Performance Products had only received delivery of $16,575 worth of products, which was accounted for in both inventory and accounts payable as of May 31, 2001.

On May 15, 2002 a settlement was reached with Saeilo Manufacturing Industries and Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of the accounts payable, totaling $127,494. USA Performance products gave up raw material located at both Saeilo and Renick totaling $37,919. USAPP and Saeilo then entered into an agreement where Saeilo would be allowed to manufacture a gun similar to the Viper-M1 and USAPP would be able to purchase parts from Saeilo for use in its Viper-M1.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCOM eCOM.COM, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of May 31, 2002 the stock was being held in an Attorney escrow account, waiting for registration.

Lycos, Inc. filed a complaint against eCOM eCOM.COM, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleged that an amount of $159,500 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCOM eCOM.COM on the Lycos Network. eCOM eCOM.COM contended that Lycos was advised that the contract was cancelled. The shares issued as part of the SB-2 dated August 8, 2002 constitute full settlement of that suit. The case will be voluntarily dismissed.

NOTE Q - SUBSEQUENT EVENTS

On June 18, 2002 the Company signed a teaming agreement with World Data Group LLC, of Boca Raton, Florida. The agreement provides revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eCOM eCOM to resell.

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE Q - SUBSEQUENT EVENTS (CONTINUED)

On July 15, 2002 The Company announced the availability of MyPhotoZip(tm) for download from its new website, www.myphotozip.com. In addition, the Company provided details of the primary marketing strategy for all of the Company's compression products which is based on an agreement signed with Plugin Technologies of the United Kingdom. Using Plugin's network of thousands of sales affiliates, eCOM's product lines will be promoted globally to a variety of market segments. While broadening the target audience to international markets, this approach takes advantage of the Internet without incurring the heavy cost of traditional Internet-based advertising programs.

NOTE R - RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a corporation located in Nassau, Bahamas. Axis has an equity interest in the Company. Axis was retained for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USAPP in connection with this agreement. In 1999, Axis loaned the Company $296,000, and this indebtedness was reduced by $111,780 through the issuance of 150,000 shares of the Company's common stock. The Company is currently indebted to Axis for $184,220.

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-interest bearing, non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia at May 31, 2002 is $159,903.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of May 31, 2002 is $19,500.

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE R - RELATED PARTY TRANSACTIONS (CONTINUED)

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

The following is a summary of segment activity:

                                Electronic    Sports
                    Paintball    Commerce   Memorabilia     Totals

Year Ended May 31, 2002
Revenues           $  212,088    $     812    $       -  $  212,900
Interest revenue            -        2,510            -       2,510
Interest expense          968       10,845            -      11,813
Depreciation           26,538       22,253            -      48,791
Amortization                -        2,150            -       2,150
Non-cash expense       44,918      973,820            -   1,018,738
Segment gain (loss)   (57,942)  (1,424,591)           -  (1,482,533)
Segment assets        431,287      320,168            -     751,455
eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE S - BUSINESS SEGMENTS (CONTINUED)

Year Ended May 31, 2001
Revenues           $2,570,996    $ 175,774    $ 440,225  $3,186,995
Interest revenue        1,829          258         1140       3,227
Interest expense       15,617            -       17,738      33,355
Depreciation           37,774       20,143        2,357      60,274
Amortization           18,337        2,240            -      20,577
Non-cash expense      256,619      902,969            -   1,159,588
Segment gain (loss)   464,093   (1,559,890)    (243,589) (1,339,386)
Segment assets        676,551      278,104            -     954,655

 (a) Includes amounts not allocated to operating segments.

NOTE T - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $323,000 at May 31, 2002 and that the Company has incurred net operating losses since inception.

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

The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its rights under the agreement (See Note Y). The financing agreement was terminated in April 2002.

Without the private placement from Swartz Private Equity, LLC, eCOM will have to fund future software development and operations through product sales, asset sales, shareholder loans and private sales of company stock. The sales of MyPhotoZip began on July 31, 2002, the product was released with a 30 day free trial. We anticipate sales volume to increase once the 30 day trial is over. eCOM is continuing to look for buyers for the USA Performance Products division.

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE U - CONCENTRATION OF RISK

During the prior fiscal year, the Company engaged in negotiations to sell the manufacturing operations of the Viper paintball gun and its accessories. After the sale fell through, it took the Company several months to gear back up its manufacturing operations.

In accordance with the agreement related to the sale of the 1-800-PAINTBALL number, the Company will continue to manufacture and sell the Viper. The agreement allows the Company to sell off its existing inventory of paintball paraphernalia. The Company is currently focusing its efforts on the design and resale of MyPhotoZip (tm) software that compresses, stores, protects and transmits large data files.

NOTE V - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     March 31, 2002
                                                     --------------
         Loss carry forward for tax purposes          $  5,865,000
                                                     ==============
         Deferred tax asset (34%)                        1,994,000
         Valuation allowance                            (1,994,000)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through May 31, 2002, the Company had a federal income tax net operating loss carry forward of approximately $5,865,000 which will expire through the year 2022.

NOTE W - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE X - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in its fiscal quarter beginning June 1, 2000. The adoption of SAB 101 had no impact to the operating results and financial position.

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE X - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 in its fiscal quarter beginning June 1, 2000. The adoption of SFAS No. 133 had no impact to the operating results and financial position, since the Company currently does not invest in derivative instruments or engage in hedging activities.

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $21,067. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE X - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.

NOTE Y - PRIVATE EQUITY LINE

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

As compensation to enter in to the Equity Line Commitment, Swartz received a warrant convertible into 521,366 shares of eCOM Common Stock. The Commitment Warrants' exercise price shall equal the average closing bid price for the 5 trading days prior to execution of this Equity Line Letter of Intent. Warrants shall have a 5-year term, piggyback registration rights and reset provisions.

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

eCOM eCOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2002 AND 2001

NOTE Y - PRIVATE EQUITY LINE (CONTINUED)

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
                                                          First      Term of
   Name               Age    Position                   Appointed     Office
-----------------     ---    -------------------       -----------   --------
David J. Panaia       62     Chairman, Chief            June 1994    (1),(2)
                             Executive Officer
                             and Director

Peter Tamayo, Jr. PHD 39     President                 (effective June 2002)

Robert C. Wilson      49     President and Director     April 2001   (1),(2)

Richard C. Turner     42     Chief Financial Officer    April 2001   (1),(2)
                             Treasurer and Director

(1) Officers serve at the pleasure of the Company's Board of Directors.
(2) Each of these Directors was elected to serve until the next Annual Meeting of Shareholders. The Company currently intend to hold its next annual meeting during February 2003. The Board of Directors sets corporate policies that are implemented by the Company's management. In the event that the Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter that raised the issue.

David J. Panaia, Chairman, Chief Executive Officer, and Director, is the founder of eCOM and has served as Chairman and Director since incorporated in June 1994. Mr. Panaia previously founded several medical businesses which were later sold. From 1988 to 1994, he served as a political and small business marketing consultant through his own firm, Sunpoint Industries, Inc.

Sunpoint offered consulting services to candidates and medical equipment businesses located in the United States. Mr. Panaia has served in numerous community, business and political capacities. He concentrates full time on his duties as the Chairman of eCOM.

Peter Tamayo, Jr. Ph.D. President and Chief Technology Officer started with Company in June 2002 and was appointed President in July 2002. Prior to joining eCOM eCOM.COM, Inc. Dr. Tamayo served as Chairman and CEO of Internet Security Solutions, Inc. (ISS). Dr. Tamayo has more than 24 years of high technology experience in computer and electronics applications including computer language design, software engineering, and computer hardware and chip manufacturing. He has worked with industry leaders such as Microsoft, IBM, Compaq, Emulex, and several others in research, development, and marketing of several of the companies' leading software and computer hardware solutions. Dr. Tamayo also served as President and CTO of United Interactive Technologies, Inc. and Senior VP and CTO of InteractiveTechnologies.com, LTD
(INTR), a leading South Florida ISP / ASP that established the first Network Access Point (NAP) in the state of Florida.

In 1981 he graduated from Morgan Technical Institute with majors in Industrial Electronics, Computer Science and Technology. Dr. Tamayo holds a masters degree in Business Administration and doctorate degree in Computer Science and Technology from the Vernell University. His doctoral thesis is titled "Implementing Public Key Encryption infrastructures for Organizations and Wide Area Networks". Dr. Tamayo continues his education, research, and development studies at leading corporate think tanks and is currently working on his second doctorate degree.

Richard C. Turner, who started with the Company in June of 2001 as Chief Financial Officer, Treasurer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with eCOM. Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. In addition, he developed several database programs to improve client sales and financial operations. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at American National Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of eCOM.

Robert C. Wilson, Director, also served as President and COO of eCOM from June 2001 to July 2002. He has since joined World Data Group, LLC. a soft-ware technology company. World Data Group is a Teaming Partner of eCOM. In 1996, he established Wilson and Associates, a medical accounts receivable factoring company, where he served as Managing General Partner. From 1992 through 1995 he served as Vice President of Sales for Optimum Capital Corporation, Walnut Creek, California.

The bylaws provide for indemnification of officers, directors or eCOM agents against legal expenses, judgments, fines, settlements and other amounts reasonably incurred by such persons after having been made or threatened to be made a party to legal action. Payment of such amounts may also be made in advance if expenses are likely to be incurred by officers, directors or agents in defense of any such action. The extent, amount and eligibility for the indemnification provided will be determined by the Board of Directors. These indemnifications will be made by a majority vote of a quorum of directors, including any director who is a party to such action, suit, or proceeding or by the shareholders by a majority vote of a quorum of shareholders including any shareholder who is a party to such action, suit or proceeding.

The Company is further authorized by the bylaws to purchase insurance for indemnification of any person as provided by the bylaws and to the extent provided by Florida law. The Company at this time has no insurance coverage for officers and directors and has not expended any funds to obtain such insurance policies to insure or indemnify directors or officers against any liabilities that may occur. Management reserves the right to obtain such insurance.

Florida Statutes Section 607.0850 authorizes indemnification of officers, directors, employees and agents in instances constituting: (1) certain violations of criminal law which the person did not know were illegal, or (2) actions taken in good faith by persons which were intended to be in the best interests of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of eCOM pursuant to the foregoing provisions or otherwise, the Company have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by eCOM of expenses incurred or paid by a director, officer or controlling person of eCOM in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by eCOM is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information regarding the executive compensation of persons serving as eCOM's executive officers during the fiscal years ended 2002, 2001 and 2000.

Summary Compensation Table
                                                  Long Term Compensation
                         Annual Compensation         Awards   Payouts
                                                       Securities
                                        Other          Underlying       All
                                        Annual   Restr. Options/       Other
Name and Principal                      Compen-  Stock   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation  Award(s) (No.) Payouts sation

David J. Panaia     2002      0     0      0       0       0      0      0
 Chairman, CEO      2001      0     0      0       0       0      0      0
                    2000      0     0      0       0       0      0      0

Robert C. Wilson    2002   52,000   0      0    150,000    0      0      0
 President          2001      0     0      0       0       0      0      0

Richard C. Turner   2002   52,000   0      0    150,000    0      0      0
 CFO and Treasurer

Charles W. Hansen   2001  100,000   0      0    100,000    0      0  9,706(1)
President and CEO   2000  100,000   0      0    100,000    0      0      0

(1) Charles Hansen participated in a stock incentive plan which gave him the opportunity to earn up to 25,000 shares of free-trading stock per year. The stock was granted in pro rata monthly increments adjusted for market price fluctuations. At the time the plan was discontinued, Mr. Hansen had received 9,706 shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

As of the date of this report, the Company has a total of 50,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 26,739,512 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of

Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (b) the directors and officers of eCOM, and (c) the directors and officers of eCOM as a group.

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     David J. Panaia (1)           3,162,359          11.8
     10 Wyndham Lane
     Palm Beach Gardens, FL

     Linda Bergman                 1,490,000           5.6
     104 Asbury Lane
     State College, PA

     Robert C. Wilson                239,025             *
     847 Foresteria Ave
     Wellington, FL

     Richard C. Turner               372,000           1.4
     4200 Oak Street
     Palm Beach Gardens, FL

     Patricia Redenius               110,000             *
     Royal Palm Beach, FL

     All Officers and              3,883,384          14.5
     Directors as a Group-4
     persons
___________________________

* Less than one percent

(1) David J. Panaia, an officer and director of the Company, is the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain transactions to which the Company is a party and certain matters affecting it have or will result in a material benefit to certain of the directors and executive officers, or may create conflicts of interest, as follows:

Linda Bergman was the sole owner of a privately-held business called Amateur Athletes of America. She is also the wife of Gerald V. Bergman, who formerly served as a Director and Chief Financial Officer. On November 23, 1996, the Company issued an aggregate of 500,000 shares for cancellation of debt to Linda Bergman and Gerald Bergman in the amount of $16,333. The Bergmans directed that 460,000 shares be issued directly to Linda Bergman, and that each of their four children be issued 10,000 shares.

Mr. Brody Brockman is the son-in-law of Gerald V. Bergman and was an employee of US Amateur Sports Company. 25,000 shares were issued to Mr. Brockman on November 23, 1996 as compensation for sales and shipping services.

Mr. Thomas J. Thomas is a Florida attorney who performed legal services for us and also formerly served as the Secretary and a Director. On May 31, 1997, the Company issued 50,000 shares to Mr. Thomas as compensation for his legal services performed prior to that date.

On August 12, 1997, the Company extended a promissory note in favor of Stratex Corporation in the amount of $100,000. The loan, which bore interest at the rate of prime plus 6%, was paid in full in May 2001. Derek Panaia, son of David Panaia, is the sole shareholder of Stratex Corporation.

On February 6, 1998, the Company issued 5,000 shares to Angela Brockman as compensation for her performing secretarial, receptionist and other services for us. Angela Brockman is the daughter of Gerald V. Bergman and Linda Bergman.

On February 6, 1998, the Company issued 5,000 shares to Brody Brockman as compensation for his performing sales and shipping services for us. Brody Brockman is the son-in-law of Gerald Bergman.

On February 27, 1998 the Company acquired certain assets of Amateur Athletes of America, Inc. in a tax-free exchange of assets for stock. The Company acquired all rights to the ProCard and ComCard plus certain Internet-based sports equipment exchange concepts in exchange for 1,000,000 shares of Common Stock. A portion of the stock was used for payment of a note held by Amateur Athletes of America. Amateur Athletes of America, Inc. was a private corporation owned by Linda C. Bergman, wife of Gerald V. Bergman, former corporate Chief Financial Officer and former member of the Board of Directors.

On February 6, 1998, the Company issued 1,500,000 shares to Axis Enterprises pursuant to an agreement with Axis Enterprises to provide management services for USA Performance Products, Inc. and to provide financial assistance to us.

On February 6, 1998, the Company issued an additional 150,000 shares to Thomas
J. Thomas as compensation for legal services performed by him prior to that date.

On February 6, 1998, the Company issued 327,900 shares to David Panaia (the Company's Chief Executive Officer and a Director) in cancellation of indebtedness in the amount of $6,148.

On April 16, 1998, the Company issued 100,000 shares to Bonnie Panaia as compensation for accounting and other services and issued an additional 400,000 shares to her as compensation for her services in connection with the preparation of the infrastructure of the billing and online e-commerce systems. Bonnie Panaia is the daughter of David Panaia, the Chief Executive Officer and a Director.

On April 16, 1998, the Company issued 25,000 shares to Doug Panaia as compensation for performing manual labor for us prior to that date. Doug Panaia is the brother of David Panaia, the Chief Executive Officer and a Director.

On April 16, 1998, the Company issued 150,000 shares as compensation for engineering services performed by Jack Enterline for the Company prior to that date. Mr. Enterline requested that the shares be issued in the name of his wife, Karen. At the time these services were performed, Mr. Enterline served as one of the Directors.

On April 16, 1998, the Company issued 200,000 shares to Gerald V. Bergman (the Chief Financial Officer at that time) in cancellation of indebtedness in the amount of $12,810.

On April 16, 1998, the Company issued 200,000 shares to David Panaia (the Chief Executive Officer and a Director) in cancellation of indebtedness in the amount of $12,810.

On April 16, 1998, the Company issued an additional 150,000 shares to Thomas
J. Thomas as compensation for legal services performed by him prior to that date.

On January 22, 1999, the Company issued 60,000 shares to Angela Brockman as compensation for her performing secretarial, receptionist and other services for us. Angela Brockman is the daughter of Gerald Bergman and Linda Bergman.

On January 22, 1999, the Company issued 30,000 shares to Brody Brockman as compensation for his performing sales and shipping services.

On March 4, 1999, the Company issued an additional 62,000 shares to Axis Enterprises in a privately-negotiated transaction in cancellation of indebtedness to Axis in the amount of $11,780.

On May 16, 1999, the Company issued 100,000 shares to Resource Group, NA,
Inc. for promotional services performed for us. Thomas DeRita, a member of the Board of Directors at that time, is a shareholder in Resource Group, N.A., Inc.

On May 16, 1999, the Company issued 100,000 shares to Lighthouse
Communications Group, LLC for Internet development services. Elling Myklebust, a former director and the former Vice President-Internet Technology, owns Lighthouse Communications Group, LLC.

On December 22, 1999, the Company issued 25,000 shares to Elling Myklebust for Internet development services.

On December 22, 1999, the Company issued 10,010 shares to Christen Myklebust for Internet development services. Christen Myklebust is the son of Elling Myklebust.

On December 22, 1999, the Company issued an additional 1,000 shares to Brodie Brockman for performing sales and shipping services.
                                   44







On January 2, 2000, the Company issued options to the outside legal counsel, Stanley F. Freedman and Sharon M. Link, to purchase up to 25,000 shares each of the Common Stock at an initial exercise price of $1.00 per share as additional compensation for performing legal services in connection with the preparation and filing of the Exchange Act reports for the years 1996, 1997, 1998 and 1999.

On March 16, 2000, the Company issued an additional 10,000 shares to Resource Group, NA, Inc. for promotional services performed for us. Thomas DeRita, a former member of the Board of Directors, is a shareholder in Resource Group, NA, Inc. On August 31, 2000, the Company issued an additional 100,000 shares to Resource Group, N.A., Inc. for promotional services performed for us.

On August 31, 2000, the Company issued 100,000 shares to Charles Hansen for performing services as the President.

On September 20, 2000, the Company issued 200,000 shares to Derek Panaia for consulting services. Derek Panaia is the son of David Panaia, the Chief Executive Officer and a Director.

On September 25, 2000, the Company issued an additional 200,000 shares to Derek Panaia. On May 10, 2001, the Company issued 1,286,359 shares to David Panaia in cancellation of indebtedness in the amount of $437,362.

On May 10, 2001, the Company issued 10,000 shares to Hanne-Mette Wilson for clerical services rendered to the company. Hanne-Mette Wilson is the wife of Robert Wilson, the President and a Director.

On May 10, 2001, the Company issued an additional 20,843 shares to Chris Myklebust for Internet development services rendered.

On May 24, 2001, the Company issued an additional 100,000 shares to Resource Group, N.A., Inc. for promotional services rendered.

On June 4, 2001, the Company issued 5,000 shares to Thomas DeRita for property and equipment.

On June 4, 2001, the Company issued 100,000 shares to Robert Wilson for performing services as the President.

On June 4, 2001, the Company issued 100,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On August 22, 2001, the Company issued 111,000 shares to Bonnie Crum for consulting services. Bonnie Crum is the daughter of David Panaia, the Chief Executive Officer and a Director.

On September 27, 2001, the Company issued 51,020 shares to Robert Wilson as a commission for closing the companies contract with Impact Imaging
Incorporated.

On September 28, 2001, the Company issued 10,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.
                                   45







On October 25, 2001, the Company issued 25,000 shares to Hanne-Mette Wilson for clerical services rendered to the company.

On October 25, 2001, the Company issued 150,000 shares to Robert Wilson for performing services as the President.

On October 25, 2001, the Company issued 150,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On October 25, 2001, the Company issued 10,000 shares to Andrew Panaia for performing services as manager of the USA Performance Products subsidiary.

On December 6, 2001, the Company issued 10,000 shares to Patricia Redenius for performing internet design services for the company. Patricia Redenius was appointed Vice-President of the company during May 2002.

On January 23, 2002, the Company issued 25,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On January 23, 2002, the Company issued 10,000 shares to Hanne-Mette Wilson for clerical services rendered to the company.

On January 23, 2002, the Company issued 25,000 shares to Robert Wilson for performing services as the President.

On February 4, 2002, the Company issued 25,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On February 4, 2002, the Company issued 12,000 shares to Hanne-Mette Wilson for clerical services rendered to the company.

On February 4, 2002, the Company issued 25,000 shares to Robert Wilson for performing services as the President.

On March 21, 2002, the Company issued 29,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On March 21, 2002, the Company issued 21,000 shares to Hanne-Mette Wilson for clerical services rendered to the company.

On March 21, 2002, the Company issued 34,000 shares to Robert Wilson for performing services as the President.

On April 25, 2002, the Company issued 31,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On April 25, 2002, the Company issued 22,000 shares to Hanne-Mette Wilson for clerical services rendered to the company.

On April 25, 2002, the Company issued 36,000 shares to Robert Wilson for performing services as the President.


                                   46







On May 29, 2002, the Company issued 100,000 shares to Patricia Redenius for performing services as Vice-President of the company.

Except as described above, no director, officer or principal Securityholder of eCOM has or has had a direct or indirect material interest in any transaction to which the Company is or was a party. The Company believes that the terms of each of the transactions described above were no less favorable to us than could have been obtained from third parties. However, it should be noted that all restricted stock issuances to affiliates are made at 95% discount from the then market value of the Common Stock. In addition, in the future the Company will not enter into additional transactions with directors, officers or principal shareholders unless the terms thereof are no less favorable to us than could be obtained from third parties.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Index to financial statements and financial statement schedules
The audited balance sheets of the Company as of May 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2002 and 2001 appear in sequentially numbered pages F-1 through F-19.

The page numbers for the financial statement categories are as follows:

Page      Description

F-1       Report of Independent Auditors - May 31, 2002 and 2001
F-2       Balance Sheets as of May 31, 2002 and 2001
F-3       Statements of Operations for the Years Ended May 31, 2002 and 2001
F-4       Statement of Shareholders' Deficit for the Years Ended May 31,
          2002 and 2001
F-5       Statements of Cash Flows for the Years Ended May 31, 2002 and 2001
F-7       Notes to Financial Statements

(b)     8-K Reports

On June 13, 2000 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition or Disposition of Assets", that the Company had acquired all of the outstanding shares of Star Dot Marketing, Inc. on May 31, 2000.

On May 31, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition or Disposition of Assets", that on May 11, 2001 US Amateur Sports Company entered into an Agreement of Sale of the 1-800-PAINTBALL division with Eugenio Postorivo, Jr., individually.

On June 7, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 2, "Acquisition or Disposition of Assets", that on May 31, 2001 eCOM eCOM.COM, Inc. entered into a Stock Purchase Agreement with Brian Delaporta, individually, to acquire all of the outstanding stock of Star Dot Marketing, Inc. Star Dot Marketing, Inc. was a wholly owned subsidiary of eCOM eCOM.COM, Inc. (the "Stockholder") at the time of sale. Brian Delaporta is to beCOMe the President of Star Dot Marketing, Inc.
                                   47







(c)     Exhibits:

3.1     Articles of Incorporation (1)
3.2     By-laws (1)
10.1 Agreement for acquisition of assets of Performance Paintball Products, Inc. (1)
10.2    Agreement of acquisition of rights to All American Bowl (2)
10.3    Personal services agreement with All American Bowl Executive Director
        (2)
10.4    Promissory Note to Stratex Corporation dated August 12, 1997 (3)
10.5 Marketing and Management Agreement between Axis Enterprises, Ltd. and Registrant dated January 10, 1998 (3)
10.6    Agreement for acquisition of assets of Amateur Athletes of America,
        Inc. (3)
10.7    Lease Agreement between Ryco Properties, Inc. and Registrant dated
        May 4, 1998 (3)
10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10   Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999 (5)
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13   First Stock Incentive Plan (5)
10.14 Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15 License Agreement between iTool.com and Registrant dated December 20, 1999 (6)
10.16 Stock Exchange Agreement between the shareholders of Star Dot Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17   Service Agreement between eWebPEO.com, Inc. and Registrant dated
        March 25, 2000 (6)
10.18 Consulting and Compensation Agreement between eWebPEO.com, Inc. and Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21   Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)
10.22 Strategic Marketing and Sales Agreement between BIFS Technologies Corporation and the Registrant dated March 19, 2001 (10)
10.23   Operating Agreement for Zyndecom, Inc. dated August 20, 2001 (10)
11      Statement of Computation of Earnings per Share
21      Subsidiaries of the Company
27      Financial Data Schedule

_______________________________

(1)Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.
(2)Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.
(3)Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.
(4)Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.
(5)Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.
(6)Incorporated by reference to Form 10-KSB for the year ended May 31, 2000.
(7)Incorporated by reference to Form 8-K filed with the Commission on January 21, 2000.
(8)Incorporated by reference to Form 8-K filed with the Commission on May 31, 2001.
(9)Incorporated by reference to Form 8-K filed with the Commission on June 7, 2001.
(10)Incorporated by reference to Form 10-KSB for the year ended May 31, 2001.
(11)Statement of Computation of Earnings per Share May 31, 2002 eCOM eCOM.COM, INC.
STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

Calculation of Numerator:     Calculation of Denominator:

   Net loss     1,482,533     Weighted average common shares
   Adjustment           0      issued and outstanding           23,392,834
                 --------     Potentially dilutive securities            0
   Net Loss    (1,482,533)                                      ----------
                =========     Weighted average shares
                               outstanding                      23,392,834
                                                                ==========

Subsidiaries of the Company
eCOM eCOM.COM, Inc.
SUBSIDIARIES

as of May 31, 2002
                                 State of        Name Under Which
Subsidiary Name and Address      Incorporation   Business is Conducted
---------------------------      -------------   ---------------------

US Amateur Sports Company        Florida         US Amateur Sports Company

USA Performance Products, Inc.   Florida         USA Performance Products


Financial Data Schedule

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages F2 and F3 of the Company's Form 10-KSB for the year ended May 31, 2002, and is qualified in its entirety by reference to such financial statements.

ADDITIONAL INFORMATION

Corporate Headquarters
2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida 33410
Telephone Number: (561) 622-4395; Fax Number: (561) 624-0202
Internet Address - http://www.eCOMeCOM.net
E-mail Address - info@eCOMeCOM.net

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

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 2 and 3 of the Company's Form 10-KSB for the year ended May 31, 2002, and is qualified in its entirety by reference to such financial statements.

{PERIOD-TYPE}                                         12-MOS
{FISCAL-YEAR-END}                                MAY-31-2002
{PERIOD-END}                                     MAY-31-2002
{CASH}                                                12,803
{SECURITIES}                                               0
{RECEIVABLES}                                          1,473
{ALLOWANCES}                                               0
{INVENTORY}                                          173,533
{CURRENT-ASSETS}                                     544,217
{PPE}                                                311,580
{DEPRECIATION}                                       219,235
{TOTAL-ASSETS}                                       751,455
{CURRENT-LIABILITIES}                                866,929
{BONDS}                                                    0
{PREFERRED-MANDATORY}                                      0
{PREFERRED}                                                0
{COMMON}                                               2,674
{OTHER-SE}                                          (118,148)
{TOTAL-LIABILITY-AND-EQUITY}                         751,455
{SALES}                                              212,904
{TOTAL-REVENUES}                                     212,904
{CGS}                                                191,386
{TOTAL-COSTS}                                      1,863,692
{OTHER-EXPENSES}                                           0
{LOSS-PROVISION}                                           0
{INTEREST-EXPENSE}                                     9,303
{INCOME-PRETAX}                                   (1,482,533)
{INCOME-TAX}                                               0
{INCOME-CONTINUING}                               (1,482,533)
{DISCONTINUED}                                             0
{EXTRAORDINARY}                                      177,558
{CHANGES}                                                  0
{NET-INCOME}                                      (1,482,533)
{EPS-BASIC}                                             (.06)
{EPS-DILUTED}                                           (.06)

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        eCom eCom.com, Inc.




September 12, 2002  By:  /s/  David J. Panaia
                         David J. Panaia, Chief Executive Officer




September 12, 2002  By:  /s/  Richard C. Turner
                         Richard C. Turner, Chief Financial Officer