Form 10QSB
period 2002-08-31
ECOM ECOM COM INC
filed 2002-10-28
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              Form 10-QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 31, 2002
                 Commission File Number 33-96638-A
                          eCom eCom.Com, Inc.

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

As of August 31, 2002 the issuer had 29,551,512 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
























eCom eCom.com, Inc. Form 10-QSB August 31, 2002
INDEX


                                                                    PAGE NO.
PART  I     FINANCIAL  INFORMATION


ITEM 1      FINANCIAL  STATEMENTS

            Independent Accountants' Report                             3

            Consolidated Balance Sheets:
                August 31, 2002 and May 31, 2002  (Unaudited)           4

            Consolidated Statements of Operations:
                Three Months Ended August 31, 2002 and
                2001  (Unaudited)                                       5

            Consolidated Statements of Shareholders' Deficit:
                Years Ended May 31, 2002 and 2001 and the
                Three Months Ended August 31, 2002  (Unaudited)         6

            Consolidated Statements of Cash Flows:
                Three Months Ended August 31, 2002 and
                2001  (Unaudited)                                       7

            Notes to Consolidated Financial Statements                  9


ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OR  PLAN  OF  OPERATION                                    21


PART  II    OTHER  INFORMATION

            ITEMS  1-6                                                 23

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                                (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                           FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

Independent Accountants' Report

To the Board of Directors and Stockholders eCom eCom.com, Inc.

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of August 31, 2002 and May 31, 2002, and the related consolidated statements of operations, for the three-month periods ended August 31, 2002 and 2001, the consolidated statement of stockholders' deficit from May 31, 1999 through August 31, 2002, and the consolidated statement of cash flows for the three month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $425,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /s/ Wieseneck, Andres & Company, P.A.

October 28, 2002
eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                             August 31, 2001    May 31, 2001
                                             ---------------   --------------
                        ASSETS
Current Assets
  Cash and cash equivalents                           $  234       $  12,803
  Accounts receivable, net of allowance for
   doubtful accounts of $0 and $0
  Accounts receivable other                            1,473           1,473
  Inventories                                        166,077         173,533
  Prepaid expenses                                   140,450         154,408
  Other current assets                               187,000         187,000
  Note receivable                                                     15,000
                                                ------------    ------------
    Total Current Assets                             495,234         544,217
                                                ------------    ------------
Property and Equipment, net                           81,082          92,345
                                                ------------    ------------
Other Assets
  Intangible assets, net                              89,048           4,010
  Other assets                                       109,383         110,883
                                                ------------    ------------
    Total Other Assets                               198,431         114,893
                                                ------------    ------------
      Total Assets                                 $ 774,747       $ 751,455
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 293,209       $ 287,466
  Accrued expenses                                     3,625           3,845
  Unearned revenue                                   100,000         100,000
  Current portion of long-term debt                  515,312         469,344
  Interest accrued on current portion                  8,426           6,274
                                                ------------    ------------
    Total Current Liabilities                        920,572         866,929

Notes Payable, Net of Current Portion                      -               -
                                                ------------    ------------
  Total Liabilities                                  920,572         866,929
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 29,551,512 and
    26,739,512 shares issued and outstanding           2,955           2,674
  Paid-in capital                                  5,924,006       5,755,767
  Accumulated deficit                             (6,072,786)     (5,873,915)
  Treasury stock                                           -               -
                                                ------------    ------------
    Total Stockholders' Deficit                     (145,825)       (115,474)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 774,747       $ 751,455
                                                ============    ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2002      August 31, 2001
                                        ______________      _______________
Revenues

  Net Sales                            $       40,775      $        54,928
  Cost of Sales                               (35,243)             (74,209)
                                        ______________     _______________
      Gross Profit                              5,532              (19,281)
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                           8,120               65,648
  Product development                          14,335               20,301
  General and administrative                  174,398              608,326
  Amortization                                  5,062                  650

                                        ______________     _______________
      Total Operating Expenses                201,915              694,925
                                        ______________     _______________
Loss from Operations                         (196,383)            (714,206)

Other Income (Expense)
  Interest income                                   -                1,562
  Interest expense                             (2,487)                (137)
  Gain on disposal of asset                         -                  687
                                        ______________     _______________
      Net Other Expenses                       (2,487)               2,112
                                        ______________     _______________

Net Loss                                $    (198,870)      $     (712,094)
                                        ==============     ===============

Loss Per Common Share, Basic & Diluted  $        (.01)      $        (0.04)
                                        ==============     ===============

Weighted Average Shares Outstanding         27,847,031          19,657,112
                                        ==============     ===============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2002 AND 2001 AND THE THREE MONTHS ENDED AUGUST 31, 2002
(Unaudited)
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2000  14,885,675  1,489 3,854,861  (4,928,154) (5,000)  (1,076,804)

Issuance of
  Common Stock   4,125,161    412 1,977,151            -      -    1,977,563
Sale of Star Dot
  Marketing              -      -(1,699,929)   1,876,158      -      176,229
Cancellation of
  Treasury stock         -      -    (5,000)           -  5,000            -
Net Loss                 -      -         -   (1,339,386)     -   (1,339,386)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)

Issuance of
  Common Stock   7,728,686    773  1,628,684           -      -    1,629,457
Net Loss                 -      -          -  (1,482,533)     -   (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$    -   $ (115,474)

Issuance of
  Common Stock   2,812,000    281    168,239           -      -      168,520
Net Loss                 -      -          -    (198,870)     -     (198,870)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  Aug 31, 2002  29,551,512 $2,955 $5,924,006 $(6,072,785)$    -   $ (145,824)
                ========== ====== ========== =========== ======== ===========
















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(Unaudited)

                                        August 31, 2002    August 31, 2001
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers       $        40,775     $        54,928
    Interest income                                  -               1,562
    Cash paid to suppliers and employees      (112,143)           (455,015)
    Interest paid                               (2,170)                (18)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                  (73,537)           (398,543)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cash received from sale of
     1-800-Paintball                                 -             300,000
    Purchase of equipment                            -              (6,329)
    Sale of equipment                                -                 687
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities                            294,358
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable               15,000                   -
    Proceeds of loans from stockholders         52,378                   -
    Repayment of loans to stockholders          (6,410)            (46,500)
    Issuance of note receivable                                     (5,000)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities         60,968             (51,500)
                                       _______________     _______________
Net Decrease in Cash                           (12,569)           (155,685)

Cash and Cash Equivalents at
 Beginning of Period                            12,803             206,271
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                         $           234     $        50,586
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services          78,520            471,900

Stock issued for purchase of intangibles        90,000                  -

Stock issued for purchase of fixed assets            -              1,220



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(Unaudited)
Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:

                                          August 31, 2001    August 31, 2000
                                        _______________    _______________

Net Loss                                $     (198,871)    $     (712,094)
    Add items not requiring outlay of cash:
        Depreciation and amortization           16,325             12,798
        Bad Debts                                    -                  -
        Expenses paid by issuing stock          89,905            471,341
        Gain on sale of assets                       -               (687)
    Cash was increased by:
        Decrease in accounts receivable              -                  -
        Decrease in inventory                    7,456             29,886
        Decrease in prepaid expenses            13,958                  -
        Decrease in deposits                     1,500              1,260
        Decrease in other assets                     -                560
        Increase in accrued interest payable     2,152                  -
        Increase in accounts receivable              -            (26,566)
        Increase in prepaid assets                   -               (739)
        Increase in other assets                     -               (905)
        Decrease in accounts payable            (5,743)          (169,372)
        Decrease in accrued expenses              (219)            (4,025)
        Decrease in accrued interest payable         -                  -
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities             (73,537)     $    (398,543)
                                        ===============    ===============



















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. ECom's current business plan is focused on the development and marketing of applications for its unique software products, the first of which is MyPhotoZip(tm). Marketing is scheduled to start in November 2002. Several other software algorithims are under development.

Previously, the Company developed an e-commerce infrastructure that enables the small business enterprise to carve its niche in the retail and business to business Internet economy. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products. However, we recently revised our business model in order to focus on the design and resale of MyPhotoZip(tm) software applications that will compress, store, protect and transmit large digital photo files. Our intention is to divest all other product lines to concentrate on the development of the market for this software. Our mission is to make this software available to reduce bandwidth demand and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

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

USA Performance Products manufactures and distributes Viper M-1 line of paintball guns and accessories. It has served as a test model for our e-commerce business concepts and has generated the majority of our revenues to date.

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

                                      9
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS (CONTINUED)

In August 2001 eCom entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc. Zyndecom intended to market the "Z Box," a software utility that combines DryIce(tm) with PremierSoft's Syndeos(tm) software. Syndeos(tm) integrates software and hardware systems that have been created independently. This joint venture currently on holding as the company is marketing it MyPhotoZip(tm) software.

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

In November 2001, we announced the development of myPicZip(tm), a software product designed to shrink virtually unlimited galleries of photos to eliminate restraints on storage capability without degradation of picture quality. Planned for release during the third fiscal quarter, myPicZip(tm) was intended to serve as a demonstration of the broad range of products and services that will benefit from application of encoding and reformatting technology. We expected TDE to be the core compression technology that would be used in all of our products including the Z-Box(tm), myPicZip(tm) and a number of other applications that were planned for development. However, III failed to deliver either the SDK or the software to enable us to write to the API. By February 2002 it became apparent that III was unable or unwilling to satisfy its obligations under the contract, so ECOM filed suit for breach of contract, fraudulent inducement and negligent misrepresentation. This legal action has been withdrawn. III and eCom have initiated legal action against each other in another jurisdiction (see Note L).

On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by a different vendor, MeVis Technology of Germany, and that the first product to be released using the new technology would be photo compression software dubbed MyPhotoZip(tm). The new encoding technique provides a better quality image than JPEG and other compression products now on the market. While we expect to prevail in our litigation with III, we intend to move ahead as quickly as possible to develop and market an array of compression products using this new technology while it is still the state of the art.

On April 18, 2002 we announced that we had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two companies will work together to market innovative compression technology. The agreement included a structure for revenue sharing between the two companies.

On June 18, 2002 we signed a teaming agreement with World Data Group LLC, of Boca Raton, Florida. The agreement provides revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for


See accompanying independent accountants' review report.

                                     10

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS (CONTINUED)

commercial sale will be made available to eCom eCom to resell. eCom exercised its right to terminate the agreement with Image Soft.

On July 15, 2002 we announced the availability of MyPhotoZip(tm) for download from our new website, www.myphotozip.com. In addition, we provided details of the primary marketing strategy for all of our company's compression products which is based on an agreement signed with Plugin Technologies of the United Kingdom. Using Plugin's network of thousands of sales affiliates, ECOM's product lines will be promoted globally to a variety of market segments. While broadening the target audience to international markets, this approach takes advantage of the Internet without incurring the heavy cost of traditional Internet-based advertising programs. This affiliate program is still active.

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

Revenue Recognition

Revenue from the sale of paintball markers and accessories is recognized at the time title is transferred which is normally on shipment of the goods. Revenue from the sale of compression products also will be recognized at the time the products are shipped. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.


See accompanying independent accountants' review report.


                                     11

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

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

NOTE C - INVENTORIES
Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value.
At August 31, 2002, inventory consisted of the following:

Finished goods           $    6,829
Work in process             159,248
Raw materials                     0
                         ----------
      Total inventory    $  166,077
                         ==========

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.



See accompanying independent accountants' review report.

                                     12

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE E - NOTE RECEIVABLE

As part of settlement of the Saeilo and Renick litigation, on May 15, 2002, Saeilo agreed to pay cash, inventory and forgive indebtedness, totaling $127,494 for the right to manufacture a paintball gun similar to the Viper M-1. Cash in the amount of $25,000 was received at closing with an additional $15,000 due June 15, 2002. The note did not state any interest or collateralization. The payment was received in a timely manner.

NOTE F - PROPERTY AND EQUIPMENT
The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2002 and May 31, 2002:
                               August 31, 2002    May 31, 2002
                               ---------------    ------------

Computer hardware               $    150,111      $    150,111
Computer software                     56,308            56,308
Furniture, fixtures and
 equipment                            47,760            47,760
Tools, dies and fixtures              57,401            57,401
                                ------------      ------------
    Total Cost                       311,580           311,580

Accumulated
 Depreciation                        230,498           219,235
                                ------------      ------------
 Total Net Property and
  Equipment                     $     81,082      $     92,345
                                ============      ============

Depreciation expense included
in the cost of sales for the
periods ended are:              $     11,263      $     48,790

The useful lives assigned to property and equipment to compute depreciation are:
Computer Hardware                   5 years
Computer Software                   5 years
Furniture, fixtures and equipment   7 years
Tools, dies and fixtures            5 years

NOTE G - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $7,750 and $7,190 as of August 31, 2002 and May 31, 2002, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $2,813 as of August 31, 2002.

See accompanying independent accountants' review report.
                                     13

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE G - INTANGIBLE ASSETS (CONTINUED)

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $1,688 as of August 31, 2002.

NOTE H - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE I - LONG-TERM DEBT

Long-term debt at August 31, 2002 and May 31, 2002 consisted of:

                                                    August 31,        May 31,
                                                       2002            2002
                                                     --------        --------
A non-interest bearing, non-collateralized loan
from an offshore corporation that is due on
demand.                                              184,220          184,220

Three non-interest bearing, non-collateralized
loans from stockholders.  The loans are due on
demand.                                              331,092          285,123
                                                  ----------       ----------
     Total Long-Term Debt                            515,312          469,344
     Less Current Portion                            515,312          469,344
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========

The long-term loans payable mature as follows:
     May 31, 2003                                    515,312          469,344
                                                  ----------       ----------
                                                   $ 515,312        $ 469,344
                                                  ==========       ==========

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





See accompanying independent accountants' review report.
                                      14




ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE K - COST OF SALES

Included in the cost of sales are the following:
                                              May 31, 2002      May 31, 2002

Shipping and handling costs                     $        28     $   109,190
Packaging costs                                       1,103          19,830
                                                -----------     -----------
    Total                                       $   125,990     $   125,990

Included in the cost of sales are the following:

                                               August 31, 2002   May 31, 2002
                                               _______________   ____________

Shipping and handling costs                      $         0     $        28
Packaging costs                                            0           1,103
                                                ------------    ------------
        Total                                    $         0     $     1,131
                                                ============    ============
Shipping income                                  $     2,696     $     9,706
                                                ============    ============

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004 and one that expires June 30, 2003. The Company leases its manufacturing facility under an operating lease which expired June 30, 2002. Future minimum lease payments including sales tax as of August 31, 2002 are:
Fiscal Years ending:

            May 31, 2003                      $ 34,379
            May 31, 2004                        31,700
            May 31, 2005                             0
                                               -------
            Total Minimum Lease Payments      $ 66,079

Rent expense for the three month period ending August 31, 2002 and 2001 are $19,705 and $12,665 respectively.

We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. All of our cases were settled with the exception of our dispute with Impact Imaging Inc.

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


See accompanying independent accountants' review report.
                                     15

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involved non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contended that Renick had not satisfactorily completed production of the product and had not delivered the product to USA Performance Products Inc. USA Performance Products had only received delivery of $16,574.75 worth of products, which was accounted for in both inventory and accounts payable as of May 31, 2001.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of August 31, 2002 the stock was being held in an Attorney escrow account, waiting for registration.

See accompanying independent accountants' review report.
                                     16


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at August 31, 2002 was $198,497.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of August 31, 2002 is $25,000.

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

See accompanying independent accountants' review report.
                                     17
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE N - BUSINESS SEGMENTS (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                                  Electronic
                      Paintball     Commerce       Totals
                     ----------    --------     -----------
August 31, 2002
-----------------
Revenues             $   37,718    $  3,057        40,775
Interest expense            169       2,318         2,487
Depreciation              5,786       5,477        11,263
Amortization                 -        5,062         5,062
Segment loss            (18,202)   (180,669)     (198,871)
Segment assets          402,569     372,179       774,748

Three Months Ended:
August 31, 2001
-----------------
Revenues             $   54,116    $    812   $    54,928
Interest revenue             -        1,562         1,562
Interest expense            137          -            137
Depreciation              6,819       5,419        12,238
Amortization                 -          560           560
Segment loss            (60,667)   (651,427)     (712,094)
Segment assets          366,460     129,325       495,785

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $425,338 at August 31, 2002 and that the Company has incurred net operating losses since inception.

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

                                     18
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN (CONTINUED)

The registration statement was declared effective by the Commission on April 28, 2000, which allows the Company to exercise its rights under the agreement. The financing agreement was terminated in April 2002.

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

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2002 was approximately $6,064,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE Q - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 in our fiscal quarter beginning June 1, 2000. The adoption of SFAS No. 133 had no impact to our operating results and financial position, since we currently do not invest in derivative instruments or engage in hedging activities. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and

See accompanying independent accountants' review report.
                                     19

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $ 21,067. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

NOTE S - PRIVATE EQUITY LINE

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


See accompanying independent accountants' review report.
                                     20
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended August 31, 2002 and 2001 and the Form 10-KSB for the fiscal year ended May 31, 2002.

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

Overview

ECOM is the value-added reseller of proprietary software which we have named MyPhotoZip(tm). MyPhotoZip(tm) software revolutionizes the compression, storage, protection, transmission and use of large digital image files. MyPhotoZip(tm) is capable of compressing electronic images to ratios previously thought to be impossible. During the prior fiscal year, we recognized that the market potential of this software and its applications far exceeded any other opportunity available to us. We retooled our company's mission, the related business model and our corporate structure to focus solely on development of applications and markets for MyPhotoZip(tm) software.

Course corrections necessarily create some disruption, but we believe that our company's transition is being accomplished as smoothly as possible. Our original path taken at the beginning of the year centered around developing software called DryIce(tm). This development of DryIce(tm) was progressing until a dispute arose between ECOM and Impact Imaging Inc. of Baltimore MD. This dispute is now being litigated in Maryland as discussed above in the litigation section. Not to be deterred, a substitute developer of compression technology was found. Our new developer Mevis Technology is working with ECOM to develop MyPhotoZip(tm).

We have made significant progress during the current quarter in the transition to implement the new business model. In July 2002 we announced that Peter Tamayo, Jr. Ph.D. was appointed President and Chief Technology Officer. On July 31, 2002 the company announced the initial launch of its affiliate marketing program to sell MyPhotoZip.

Our company's reengineering dictated the need to sell or spin off all of our non-software product lines. With the sale during last year of our 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from our previous business model was the Viper M1 paintball marker. As discussed below, our current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on MyPhotoZip(tm) will confirm that the current lull in revenue generation is a minor inconvenience.

Results of Operations

Comparison of the three months ended August 31, 2002 with the three months ended August 31, 2001

Revenue for the three-month period ended August 31, 2001 was $40,775 compared to $54,928 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories and the initial sales of MyPhotoZip. Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation for shipment during April 2001. The sale subsequently was canceled. We intend to rebuild Viper sales volume in anticipation of the eventual sale of this product line.

Gross profit improved from $(19,281) in the prior year period to $5,532 in the current three month period. Amounts charged to cost of sales in the prior year included costs associated with rebuilding our Viper M1 production line.

The company continues to make improvements in cutting its operating costs. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $65,648 in the three months ended August 31, 2001 to $8,120 in the current three month period. Product development expense was cut from $20,301 in the prior year period to $14,335 in the current three month period. General and administrative costs dropped from $608,326 in prior year to $174,398 in the current quarter. Most of this cost savings was generated from a reduction in personnel and overhead.

Amortization expense increased from $650 to $5,062 as a result of increases in intangible assets. During the current quarter, the company acquired the rights to license Virtual Protect and Pandora from Internet Security
Solutions, Inc.. The company also acquired the rights to the www.fotocrazy.com internet domain name. The fotocrazy.com web site will be an online digital photo album site were customers will be able to store and share their pictures.

The company incurred net interest expense of $2,487 in the current quarter compared to a net interest income of $2,112 in the prior year quarter. This was primarily due to being able to invest the proceeds from the May, 31 2001 sale of the 1-800-PAINTBALL name for $900,000.

Our operations for the three months ended August 31, 2002 resulted in a net loss of $198,871, a $513,223 improvement over the net loss of $712,094 recorded during the three months ended August 31, 2001.

Liquidity and Capital Resources

At August 31, 2002, current assets totaled $495,234 compared to $349,160 at the end of the prior fiscal year. Of the $146,074 increase in total current assets, with prepaid assets accounting for $134,318 of the increase. On May 1, 2002 1,000,000 shares of common stock were issued to our attorney to pay for future legal costs.

A decrease in cash of $50,352 and in inventories of $73,560 helped to reduce accounts payable still remaining from our discontinued lines of business. Accounts payable decreased $312,450 from August 31, 2001 to August 31, 2002. Current liabilities fell from $997,157 at the end of the prior fiscal year to $920,572 at the end of the current quarter, a decrease of $76,585. This decrease was a result of our intention to minimize debt and strengthen our balance sheet as we begin operations under the new business model. A $312,450 drop in accounts payable was offset by a $230,124 increase in stockholder loans accounted for the reduction in current liabilities.

Net cash used in operating activities was $398,543 during the current three-month period compared to $219,914 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations in addition to achieving a significant reduction in accounts payable and other debt during the current period.

Investing activities provided $294,358 in cash during the prior years three-month period compared to $15,000 for the current three-month period. During the prior year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $45,968 during the first three months of the current year, consisting primarily of loans from stockholders. Repayment of stockholder loans resulted in the use of cash in the amount of $51,500 during the prior three-month period.

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. The equity line agreement that was established with Swartz Private Equity, LLC was scheduled to end 36 months being registered on April 28, 2003. The agreement was terminated on October 15, 2001 with a final sale of stock to Swartz to cover the outstanding account payable due to Swartz of $77,000.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.
We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. All of our cases were settled with the exception of our dispute with Impact Imaging Inc.

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

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involved non-payment of $180,865.22 for the design of the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contended that Renick had not satisfactorily completed production of the product and had not delivered the product to USA Performance Products Inc. USA Performance Products had only received delivery of $16,574.75 worth of products, which was accounted for in both inventory and accounts payable as of May 31, 2001.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of August 31, 2002 the stock was being held in an Attorney escrow account, waiting for registration.

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

ITEM 5. Other Events.
None

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

   EXHIBIT
   NUMBER        DESCRIPTION                LOCATION
   -------       -----------------------    ------------------------------
   27            Financial Data Schedule    Filed herewith electronically

(b) Reports on Form 8-K:
None

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 4 and 5 of the Company's Form 10-QSB for the quarter ended August 31, 2002, and is qualified in its entirety by reference to such financial statements.

                                  SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there under duly authorized.
eCom eCom.com, Inc.

October 21, 2001                    By:  /s/  David J. Panaia
                                              David J. Panaia,
                                              Chief Executive Officer




October 21, 2001                    By:  /s/  Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer