Form 10QSB
period 2002-11-30
ECOM ECOM COM INC
filed 2003-01-22
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              Form 10-QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 2002
                 Commission File Number 33-96638-A
                          eCom eCom.com, Inc.

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

As of November 30, 2002 the issuer had 31,045,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
























eCom eCom.com, Inc. Form 10-QSB November 30, 2002

                                       INDEX


                                                                    PAGE NO.
PART  I     FINANCIAL  INFORMATION


ITEM 1      FINANCIAL  STATEMENTS

            Independent Accountant's Report                             3

            Consolidated Balance Sheets:
                November 30, 2002 and May 31, 2002  (Unaudited)         4

            Consolidated Statements of Operations:
                Six Months Ended November 30, 2002 and
                2001  (Unaudited)                                       5

            Consolidated Statements of Operations:
                Three Months Ended November 30, 2002 and
                2001  (Unaudited)                                       6

            Consolidated Statements of Shareholders' Deficit:
                Years Ended May 31, 2002 and 2001 and the
                Six Months Ended November 30, 2002  (Unaudited)         7

            Consolidated Statements of Cash Flows:
                Six Months Ended November 30, 2002 and
                2001  (Unaudited)                                       8

            Notes to Consolidated Financial Statements                 10


ITEM  2     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                       23


PART  II    OTHER INFORMATION

            ITEMS  1-6                                                 26











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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of November 30, 2002 and May 31, 2002, and the related consolidated statements of operations, for the three-month periods and the six-month periods ended November 30, 2002 and 2001, the consolidated statement of stockholders' deficit from May 31, 1999 through November 30, 2002, and the consolidated statement of cash flows for the six-month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $378,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wieseneck, Andres & Company, P.A.
January 17, 2003







                                      3







eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)                                November 30, 2002    May 31, 2002
                                           -----------------   --------------
                        ASSETS
Current Assets
  Cash and cash equivalents                         $  1,050       $  12,803
  Accounts receivable, net of allowance for
   doubtful accounts of $0 and $0
  Accounts receivable other                           24,085           1,473
  Inventories                                        162,893         173,533
  Prepaid expenses                                   139,611         154,408
  Other current assets                               187,000         187,000
  Note receivable                                          -          15,000
                                                ------------    ------------
    Total Current Assets                             514,639         544,217
                                                ------------    ------------
Property and Equipment, net                           69,818          92,345
                                                ------------    ------------
Other Assets
  Intangible assets, net                              85,108           4,010
  Other assets                                         9,383         110,883
                                                ------------    ------------
    Total Other Assets                                94,491         114,893
                                                ------------    ------------
      Total Assets                                 $ 678,948       $ 751,455
                                                ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 352,321       $ 287,466
  Accrued expenses                                     1,258           3,845
  Unearned revenue                                         -         100,000
  Current portion of long-term debt                  530,611         469,344
  Interest accrued on current portion                  8,240           6,274
                                                ------------    ------------
    Total Current Liabilities                        892,430         866,929
Notes Payable, Net of Current Portion                      -               -
                                                ------------    ------------
  Total Liabilities                                  892,430         866,929
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 31,045,112 and
    26,739,512 shares issued and outstanding           3,105           2,674
  Paid-in capital                                  5,980,970       5,755,767
  Accumulated deficit                             (6,197,557)     (5,873,915)
                                                 ------------    ------------
    Total Stockholders' Deficit                     (213,482)       (115,474)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 678,948       $ 751,455
                                                ============    ============
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4







ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                             For the Six Months Ended
                                      November 30, 2002    November 30, 2001
                                   _________________      __________________
Revenues
  Net Sales                             $    83,823            $   117,569
  Cost of Sales                             (66,417)              (122,260)
                                       _____________          _____________
      Gross Profit                           17,406                 (4,691)
                                       _____________          _____________
Operating Expenses
  General and administrative                312,142              1,033,075
  Sales and marketing                        21,764                 70,783
  Product development                        14,668                 25,546
  Amortization                               10,127                  1,120

                                       _____________          _____________
      Total Operating Expenses              358,701              1,130,524
                                       _____________          _____________
Loss from Operations                       (341,295)            (1,135,215)

Other Income (Expense)
  Interest income                                 -                  2,508
  Interest expense                           (4,937)                (7,837)
  Loss on disposal of asset                       -                 (1,084)
  Proceeds from settlement of lawsuit        22,590                      -
                                       _____________          _____________
      Net Other Expenses                     17,653                 (6,413)
                                       _____________          _____________

Net Loss                                   (323,642)           $(1,141,628)
                                       =============           ============

Net Loss Per Common Share               $      (.01)           $     (0.05)
                                       =============           ============

Weighted Average Shares Outstanding      29,255,638              21,339,543
                                       =============           ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                        For the Three Months Ended
                                November 30, 2002         November 30, 2001
                                _________________         __________________
Revenues
  Net Sales                       $        43,048         $         62,641
  Cost of Sales                           (31,174)                 (48,051)
                                    ______________             _____________
    Gross Profit                           11,874                   14,590
                                    ______________             _____________
Operating Expenses
  General and administrative              137,744                  424,749
  Sales and marketing                      13,644                    5,135
  Product development                         333                    5,245
  Amortization                              5,065                      470

                                   ______________              _____________
    Total Operating Expenses              156,786                  435,599
                                    ______________             _____________
Loss from Operations                     (144,912)                (421,009)

Other Income (Expense)
  Interest income                               -                      946
  Interest expense                         (2,450)                  (7,699)
  Loss on disposal of asset                22,590                   (1,772)
                                    ______________             _____________
    Net Other Expenses                     20,140                   (8,525)
                                    ______________             _____________

Net Loss                          $      (124,772)           $    (429,534)
                                     =============              ============

Net Loss Per Common Share         $         (.004)           $      (0.019)
                                     =============              ============

Weighted Average Shares Outstanding    30,664,245                22,875,031
                                     =============              ============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2002 AND 2001 AND THE SIX MONTHS ENDED NOVEMBER 30, 2002
(Unaudited)
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2000  14,885,675  1,489 3,854,861  (4,928,154) (5,000)  (1,076,804)

Issuance of
  Common Stock   4,125,161    412 1,977,151            -      -    1,977,563
Sale of Star Dot
  Marketing              -      -(1,699,929)   1,876,158      -      176,229
Cancellation of
  Treasury stock         -      -    (5,000)           -  5,000            -
Net Loss                 -      -         -   (1,339,386)     -   (1,339,386)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)

Issuance of
  Common Stock   7,728,686    773  1,628,684           -      -    1,629,457
Net Loss                 -      -          -  (1,482,533)     -   (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$    -   $ (115,474)

Issuance of
  Common Stock   4,305,600    431    225,203           -      -      225,634
Net Loss                 -      -          -    (323,642)     -     (323,642)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  Nov 30, 2002  31,045,112 $3,105 $5,980,970 $(6,197,557)$    -   $ (213,482)
                ========== ====== ========== =========== ======== ===========



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Unaudited)

                                     November 30, 2002   November 30, 2001
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $     83,823        $    117,569
    Interest income                                 -               2,508
    Cash paid to suppliers and employees     (167,325)           (628,815)
    Interest paid                              (4,519)                (88)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (88,021)           (508,826)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cash received from sale of
     1-800-Paintball                                              300,000
    Issuance of note receivable                                    (5,000)
    Deposit on software                                          (100,000)
    Cancellation of software deposit          100,000
    Recognition of unearned revenue          (100,000)
    Purchase of equipment                           -              (6,474)
    Proceeds received from sale of equipment        -               1,187
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities             0             189,713
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable              15,000                   -
    Proceeds of loans from stockholders        94,801             224,941
    Repayment of loans to stockholders        (33,534)           (109,400)
                                       _______________     _______________
        Net Cash Flows Provided By
         Financing Activities                  76,268             115,541
                                       _______________     _______________
Net Decrease in Cash                          (11,753)           (203,572)

Cash and Cash Equivalents at
 Beginning of Period                           12,803             206,271
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                           $      1,050        $      2,699
                                       ===============     ===============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Unaudited)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                     November 30, 2002   November 30, 2001
                                        _______________    _______________

Net Loss                                $     (323,642)    $   (1,141,628)
    Add items not requiring outlay of cash:
        Depreciation and amortization           32,650             25,438
        Expenses paid by issuing stock         130,125            664,702
        Gain on sale of assets                       -               (688)
        Loss on sale of assets                       -              1,772
    Cash was increased by:
        Decrease in inventory                   10,640             55,339
        Decrease in prepaid expenses            14,797              1,154
        Decrease in other current assets         1,500                  -
        Increase in accounts payable            64,854                  -
        Increase in accrued expenses                 -              4,731
        Increase in accrued interest payable     4,443                  -
    Cash was decreased by:          -
        Increase in accounts receivable        (22,612)            (3,354)
        Increase in other assets                     -             (1,055)
        Decrease in accounts payable                 -           (115,237)
        Decrease in accrued expenses              (776)                 -
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities             (88,021)     $    (508,826)
                                        ===============    ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
 Stock issued for purchase of fixed assets      78,520          $   1,950
 Stock issued for purchase of intangibles       90,000                  -
 Services received as payment of note
   receivable                                        -              5,000

Supplemental Schedule of Non-Cash Financing Activities
------------------------------------------------------
Non-Cash transactions
 Stock issued for payment of services      $   130,125          $ 664,702
 Stock issued for payment of debt                    -              7,869


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. ECom has changed its direction and is now focused on the development and marketing of unique and secure software applications, for both stand alone products and integration into existing programs. Its first product is a high-compression software called MyPhotoZip (TM). Several other products are being developed one of which features a subscription based service that delivers faster DSL-like speeds over standard dial-up lines with no distance limitations. This product will also enhance the speed of existing broadband connections. It will reduce broadband cost, provide portable broadband capabilities from anywhere, ultra-secure firewall and, ad and site blocking. This means that the company will be offering high-speed access where broadband is not currently available. Many other cutting edge applications will be introduced later this year.

Previously, the Company developed an e-commerce infrastructure. eCom eCom provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. We also have operated our own on-line business as a test model, using our e-commerce concepts to sell paintball products. However, we recently revised our business model in order to focus on the design and marketing of our first product MyPhotoZip(tm) software applications that will compress, store, protect and transmit large video data files. Our intention is to eventually divest other e-commerce product lines to concentrate on the development of the marketing of unique software.

Our mission is to make our software products secure, reduce bandwidth demand, and increase storage capabilities through development of custom applications that are not feasible using technology previously available.

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

See accompanying independent accountants' review report.
                                     10







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS (CONTINUED)

On January 21, 2000 the Company entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI"), which provided for the transfer of all the outstanding common stock of SDMI to eCom eCom.com, Inc. in exchange for 675,000 shares of common stock. The transaction was closed on May 31, 2000.

Consistent with the intent to divest all businesses and product lines unrelated to software development, the sale of one business and one product line were consummated during 2001. On May 11, 2001 rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses were sold for a cash payment of $900,000. On May 31, 2001 the Company sold all of the stock of Star Dot Marketing, Inc. in return for assumption of debt of $208,000 owed to the original owners of SDMI.

In August 2001 eCom entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc., to market the "Z Boxx," a software utility. This project has been halted.

In September 2001, ECOM entered into a Value Added Reseller agreement with Impact Imaging, Inc. (III) of Columbia, MD. This contract, called for III to develop for ECOM the ability to write to the Application Program Interface
(API)or provide a full Software Development Kit (SDK) for ECOM's use by December 31, 2001. This relationship was terminated in November 2002.

On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by a different vendor, MeVis Technology of Germany, and that the first product to be released using the new technology would be photo storage software called MyPhotoZip(tm).
The new encoding technique provides a better quality image than JPEG and other compression products now on the market. We intend to move ahead as quickly as possible to develop and market an array of compression products using this new technology while it is still the state of the art.

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



                                     11







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS (CONTINUED)

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

On December 12, 2002 we signed a contract to purchase the software rights to FotoCrazy from Interveloce.net. FotoCrazy is an on-line subscription based photo-album system, which will allow users to post and organize digital images on their own web pages. This product is scheduled to be released in early 2003.

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

                                     12







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from the sale of paintball markers and accessories is recognized at the time title is transferred which is normally on shipment of the goods. Revenue from the sale of compression products is also recognized at the time the products are shipped or downloaded. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.

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

See accompanying independent accountants' review report.
                                     13







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

On November 30, 2002, inventory consisted of the following:

Finished goods           $    6,344
Work in process             156,549
Raw materials                     0
                         ----------
      Total inventory    $  162,893
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

NOTE F - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 2002 and May 31, 2002:
                              November 30, 2002    May 31, 2002
                               ---------------    -------------

Computer hardware               $    150,111      $    150,111
Computer software                     56,308            56,308
Furniture, fixtures and
 equipment                            47,760            47,760
Tools, dies and fixtures              57,401            57,401
                                ------------      ------------
    Total Cost                       311,580           311,580








See accompanying independent accountants' review report.
                                     14







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE F - PROPERTY AND EQUIPMENT (continued)

Accumulated Depreciation             241,762           219,235
                                ------------      ------------
  Total Net Property and
   Equipment                    $     69,818      $     92,345
                                ============      ============
Depreciation expense included
in the cost of sales for the
periods ended are:              $     22,526      $     48,790

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

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $3,375 as of November 30, 2002.

On September 18, 2002, the Company issued 25,000 shares of stock as an initial payment towards the purchase of FotoCrazy software. This initial deposit was recorded as $1,123.

NOTE H - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.




See accompanying independent accountants' review report.
                                     15







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE I - LONG-TERM DEBT

Long-term debt at November 30, 2002 and May 31, 2002 consisted of:

                                                  November 30,        May 31,
                                                       2002            2002
                                                     --------        --------
A non-interest bearing, non-collateralized loan
from an offshore corporation that is due on
demand.                                              184,220          184,220

Three non-interest bearing, non-collateralized
loans from stockholders.  The loans are due on
demand.                                              346,391          285,123
                                                  ----------       ----------
     Total Long-Term Debt                            530,611          469,344
     Less Current Portion                            530,611          469,344
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2003                                    530,611          469,344
                                                  ----------       ----------
                                                   $ 530,611        $ 469,344
                                                  ==========       ==========

NOTE J - UNEARNED REVENUE

The Company has received a total of $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of the DryIce software. Due to the settlement with Impact Imaging, Development of this software application can no longer be completed. The non-refundable deposit was written off against the loss on disposition of asset account on November 19, 2002.

NOTE K - COST OF SALES

Included in the cost of sales are the following:

                                             November 30, 2002  May 31, 2002
                                               ------------     ------------
Shipping and handling costs                     $         8     $        28
Packaging costs                                           0           1,103
                                                ------------    ------------
        Total                                   $         8     $     1,131
                                                ============    ============
Shipping income                                 $     5,392     $     9,706
                                                ============    ============
See accompanying independent accountants' review report.
                                     16







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004 and one that expires June 30, 2003. The Company leases its manufacturing facility under an operating lease which expired June 30, 2002. Future minimum lease payments including sales tax as of November 30, 2002 are:
Fiscal Years ending:

            May 31, 2003                      $ 19,962
            May 31, 2004                        30,200
            May 31, 2005                             0
                                               -------
            Total Minimum Lease Payments      $ 50,162

Rent expense for the six month period ending November 30, 2002 and 2001 are $40,726 and $26,386 respectively.

We are no longer party to any lawsuits, having settled all prior legal actions. Our dispute with Impact Imaging Inc. was settled in Baltimore, Maryland on November 19, 2002.

On March 12, 2002 Impact Imaging, Inc. (III) filed suit in the United States District Court for the District of Maryland to establish a temporary restraining order preventing eCom eCom.com from selling myPicZip(TM) and DryIce(TM) so long as these products use III software and technology. The suit demanded that eCom eCom.com pay $250,000 plus interest, costs and attorneys' fees for the February 4, 2002 delivery of myPicZip(TM).

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











See accompanying independent accountants' review report.
                                     17







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at November 30, 2002 was $210,676.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of November 30, 2002 is $25,000.

NOTE N - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company has two reportable segments: electronic commerce and software. The electronic commerce segment has provided an e-commerce infrastructure to enable small businesses to expand to the Internet. The e-commerce segment will now focus on classifieds, auctions and its paintball gun company. The software segment will now focus on the design and resale of secure software applications for compression and transmission of large data files.







See accompanying independent accountants' review report.

                                     18







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE N - BUSINESS SEGMENTS (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                                  Electronic
                      Paintball     Commerce       Totals
Six Months Ended:    ----------    --------     -----------
November 30, 2002
-----------------
Revenues             $   76,706    $  7,118        83,824
Interest expense            270       4,668         4,938
Depreciation             11,573      10,954        22,527
Amortization                 -       10,127        10,127
Segment loss            (28,240)   (295,401)     (323,642)
Segment assets          392,979     285,969       678,948

Six Months Ended:
November 30, 2001
-----------------
Revenues             $  116,757    $    812   $   117,569
Interest revenue             -        2,508         2,508
Interest expense            208       7,629         7,837
Depreciation             13,392      11,016        24,408
Amortization                 -        1,120         1,120
Segment loss            (92,748) (1,048,880)   (1,141,628)
Segment assets          309,064     170,649       479,713

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $377,791 at November 30, 2002 and that the Company has incurred net operating losses since inception.

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

See accompanying independent accountants' review report.
                                     19







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN (CONTINUED)

may be subject to the put, and the price and number of shares which may be put to the third party in any 30-day period is dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity. On April 10, 2000 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission.

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

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2002 was approximately $6,188,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010.

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

                                     20







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimateble residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $21,067. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

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

See accompanying independent accountants' review report.
                                     21







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE S - PRIVATE EQUITY LINE (CONTINUED)

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























See accompanying independent accountants' review report.
                                     22







ECOM ECOM.COM, INC.

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

Overview

Two realities have been made clear: 1) investor appetite for technology stocks diminished dramatically; and 2) e-commerce spending declined. By early fiscal 2002, eCom had begun to radically restructure its business operations to preserve the Company's future in these difficult markets. This transformation continues today. As a result of this focused execution, we believe we have set the stage to propel eCom's future business. The transitional architecture consists of creating two business segments, e-commerce and e-software.

The Company cancelled almost all of its existing partnerships and teaming agreements. It has settled all legal actions including reaching a fair and amicable resolution of a business dispute with Impact Imaging Inc. During the past few years eCom sold its sports marketing division, scaled back its manufacturing operations, downsized its full-time employees and consultants, dramatically cut its operations and overhead, and focused on its new core business software development and marketing.

The first new software development venture focused on image compression. Through an agreement with MT Wice eCom, developed MyPhotoZip (tm). MyPhotoZip(tm) software revolutionizes the compression, storage, protection, transmission and use of large digital image files. MyPhotoZip(tm) is capable of compressing electronic images to ratios previously thought to be

                                    23







ECOM ECOM.COM, INC.

impossible. During the prior fiscal year, we recognized that the market potential of this software and its applications far exceeded any other opportunity available to us. We retooled our company's mission, the related business model and our corporate structure to focus on the development of applications and markets for MyPhotoZip(tm) software.

We have made significant progress during the prior two quarters in the transition to implement the new business model. In July 2002 we announced that Peter Tamayo, Jr. Ph.D. was appointed President and Chief Technology Officer. On July 31, 2002 the company announced the initial launch of its affiliate marketing program to sell MyPhotoZip.

Our company's reengineering dictated the need to sell or spin off all of our non-software product lines. With the sale last year of our 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from our previous business model was the Viper
M1 paintball marker. As discussed below, our current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on MyPhotoZip(tm) and other software products will confirm that the current lull in revenue generation is a minor inconvenience.

Results of Operations

Comparison of the six month ended November 30, 2002 with the six months ended November 30, 2001

Revenue for the six-month period ended November 30, 2002 was $83,823 compared to $117,569 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation for shipment during April 2001. The sale subsequently was canceled. We intend to rebuild Viper sales volume in anticipation of the eventual sale of this product line.

Gross profit improved from $(4,691) in the prior year period to $17,406 in the current six-month period. Amounts charged to cost of sales in the prior year included costs associated with rebuilding our Viper M1 production line.

The company continues to make improvements in cutting its operating costs. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $70,783 in the six months ended November 30, 2001 to $21,764 in the current six-month period. Product development expenses were cut from $25,546 in the prior year period to $14,668 in the current six-month period. General and administrative costs dropped from $1,033,075 in prior year to $312,142 in the current six-month period. Most of this cost savings was generated from a reduction in personnel and overhead.

                                     24







ECOM ECOM.COM, INC.

Amortization expense increased from $1,120 to $10,127 as a result of increases in intangible assets. During the current six-month period, the company acquired the rights to license Virtual Protect and Pandora from Internet Security Solutions, Inc. The company also acquired the rights to the www.fotocrazy.com internet domain name. The fotocrazy.com web site will be an online digital photo album site were customers will be able to store and share their pictures.

The company incurred net interest expense of $4,937 in the current six month period compared to a net interest income of $2,112 in the prior year quarter.

This was primarily due to being able to invest the proceeds from the May, 31 2001 sale of the 1-800-PAINTBALL name for $900,000.

Our operations for the six months ended November 30, 2002 resulted in a net loss of $323,642, a $817,968 improvement over the net loss of $1,141,628 recorded during the six months ended November 30, 2001.

Comparison of the three months ended November 30, 2002 with the three months ended November 30, 2001.

Revenue for the three-month period ended November 30, 2002 was $43,048 compared to $62,641 of revenue recorded during the same period of the prior year. Gross profit declined from $14,590 in the prior year to $11,874 in the current quarter.

Reductions were recorded in all operating expense categories except for sales and marketing. Sales and marketing expenses increased from $5,135 in last year's second quarter to $13,644 in the quarter ending November 30, 2002. This was due to the marketing expenses of MyPhotoZip. The downsizing of personnel noted in the six-month analysis above accounted for most of the savings to General and administrative expenses. G&A expenses of $137,744 posted in the current quarter reflected a cut of $287,005 from the $424,749 in G&A costs recorded during the same period of the prior year. Product development expenses declined from $5,245 in the prior year quarter to $333 in the current three-month period. Amortization expense increased from $470 to $5,065 as a result of increases in intangible assets as noted in the six-month analysis.

Our operations for the three months ended November 30, 2002 resulted in a net loss of $124,772, a $304,762 improvement compared to the net loss of $429,534 recorded for the three months ended November 30, 2001.

Liquidity and Capital Resources

At November 30, 2002, current assets totaled $514,639 compared to $544,217 at the end of the prior fiscal year. Of the $29,578 decrease in total current assets, prepaid assets accounted for $14,797 of the decrease. On May
1, 2002 1,000,000 shares of common stock were issued to our attorney to pay for future legal costs. Attorney fees of $13,582 were deducted from the prepaid account during the six-month period ending November 30, 2002.
                                     25







ECOM ECOM.COM, INC.

A decrease in cash of $11,753 and in inventories of $10,640 helped to reduce accounts payable still remaining from our discontinued lines of business. Accounts payable decreased $299,603 from November 30, 2001 to November 30, 2002.

Current liabilities rose from $866,929 at the end of the prior fiscal year to $892,430 at the end of the current quarter, an increase of $25,501. This increase was the result of increasing payables and shareholder borrowing as we begin operations under the new business model. Accounts payable increased $64,855 and loans from shareholders increased $61,267.

Net cash used in operating activities was $88,021 during the current six-month period compared to $508,826 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $130,125 towards our operating deficit during the current six-month period.

Investing activities provided $189,713 in cash during the prior years six-month period compared to no cash used in investing activities for the current six-month period. During the prior year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $76,268 during the first six months of the current year, consisting primarily of loans from stockholders.

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. The equity line agreement that was established with Swartz Private Equity, LLC was scheduled to end on April 28, 2003. The agreement was terminated on October 15, 2001 with a final sale of stock to Swartz to cover the outstanding account payable due to Swartz of $77,000.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are no longer party to any lawsuits, having settled all prior legal actions. Our dispute with Impact Imaging Inc. was settled in Baltimore, Maryland on November 19, 2002.

                                     26







ECOM ECOM.COM, INC.

On March 12, 2002 Impact Imaging, Inc. (III) filed suit in the United States District Court for the District of Maryland to establish a temporary restraining order preventing eCom eCom.com from selling myPicZip(TM) and DryIce(TM) so long as these products use III software and technology. The suit demanded that eCom pay $250,000 plus interest, costs and attorneys' fees for the February 4, 2002 delivery of myPicZip(TM).

On May 20, 2002 ECOM filed a counterclaim against III, alleging breach of contract, breach of warranty, breach of implied covenant of good faith and fair dealing, fraud, and negligent misrepresentation.

On November 19, 2002 a settlement was reached with eCom receiving $40,000 of the $100,000 deposit it made to Impact Imaging during September 2001. As part of the settlement eCom agreed not to sell or distribute any software developed by Impact Imaging Inc. After legal fees eCom recorded a $22,590 receivable which was received during December 2002.

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

Renick Enterprises, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the Fifteenth Judicial Circuit, Palm Beach County, FL on April 30, 2001. The complaint involved non-payment of $180,865.22 for the designof the Viper I Paintball Marker, including various re-designs, working on advertising, and developing new products. Management contended that Renick had not satisfactorily completed production of the product and had not delivered the product to USA Performance Products Inc. USA Performance Products had only received delivery of $16,574.75 worth of products, which was accounted for in both inventory and accounts payable as of May 31, 2001.

On May 15, 2002 a settlement was reached with Saeilo Manufacturing Industries and Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of the accounts payable, totaling $127,493.59. USA Performance products gave up raw material located at both Saeilo and Renick totaling $37,919. USAPP and Saeilo then entered into an agreement where Saeilo would be allowed to manufacture a gun similar to the Viper-M1 and USAPP would be able to purchase parts from Saeilo for use in its Viper-M1.
                                     27







ECOM ECOM.COM, INC.

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

January 17, 2003                    By:  /s/  David J. Panaia
                                              David J. Panaia,
                                              Chief Executive Officer




January 17, 2003                    By:  /s/  Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer

ECOM ECOM.COM, INC.

-----------------------------------------------------------------------------
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Panaia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eCom eCom.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

ECOM ECOM.COM, INC.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003

/s/ David J. Panaia
-------------------------
David J. Panaia
Chief Executive Officer

ECOM ECOM.COM, INC.

-----------------------------------------------------------------------------
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eCom eCom.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

ECOM ECOM.COM, INC.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003

/s/ Richard C. Turner
--------------------------
Richard C. Turner
Chief Financial Officer