Form 10QSB
period 2003-02-28
ECOM ECOM COM INC
filed 2003-04-23
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              Form 10-QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended February 28, 2003
                 Commission File Number 33-96638-A
                          eCom eCom.com, Inc.

(Exact name of small business issuer as specified in its charter)
        Florida                                       65-0538051
-------------------------                    --------------------------------
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

As of February 28, 2003 the issuer had 34,907,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
























eCom eCom.com, Inc.                 Form 10-QSB           February 28, 2003

                                       INDEX


                                                                    PAGE NO.
PART  I     FINANCIAL  INFORMATION


ITEM 1      FINANCIAL  STATEMENTS

            Independent Accountant's Report                             3

            Consolidated Balance Sheets:
                February 28, 2003 and May 31, 2002  (Unaudited)         4

            Consolidated Statements of Operations:
                Nine Months Ended February 28, 2003 and
                2002  (Unaudited)                                       5

            Consolidated Statements of Operations:
                Three Months Ended February 28, 2003 and
                2002  (Unaudited)                                       6

            Consolidated Statements of Shareholders' Deficit:
                Years Ended May 31, 2002 and 2001 and the
                Nine Months Ended February 28, 2003  (Unaudited)        7

            Consolidated Statements of Cash Flows:
                Nine Months Ended February 28, 2003 and
                2002  (Unaudited)                                       8

            Notes to Consolidated Financial Statements                 10


ITEM  2     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                       23


PART  II    OTHER INFORMATION

            ITEMS  1-6                                                 26











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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of February 28, 2003 and May 31, 2002, and the related consolidated statements of operations, for the three-month periods and the nine-month periods ended February 28, 2003 and 2002, the consolidated statement of stockholders' deficit from May 31, 1999 through February 28, 2003, and the consolidated statement of cash flows for the nine-month periods ended February 28, 2003 and 2002. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $685,889 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wieseneck, Andres & Company, P.A.
April 17, 2003







                                      3







eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)                                 February 28, 2003    May 31, 2002
                          ASSETS            -----------------   --------------
Current Assets
  Cash and cash equivalents                         $  1,169       $  12,803
  Accounts receivable, net of allowance for
   doubtful accounts of $0 and $0                        305               -
  Accounts receivable other                            1,495           1,473
  Inventories                                        158,119         173,533
  Prepaid expenses                                     3,822         154,408
  Other current assets                                     -         187,000
  Note receivable                                          -          15,000
                                                ------------    ------------
    Total Current Assets                             164,910         544,217
                                                ------------    ------------
Property and Equipment, net                           58,555          92,345
                                                ------------    ------------
Other Assets
  Intangible assets, net                              80,043           4,010
  Other assets                                         9,383         110,883
                                                ------------    ------------
    Total Other Assets                                89,426         114,893
                                                ------------    ------------
      Total Assets                                 $ 312,891       $ 751,455
                                                ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 263,439       $ 287,466
  Accrued expenses                                     1,884           3,845
  Unearned revenue                                         -         100,000
  Current portion of long-term debt                  585,476         469,344
  Interest accrued on current portion                      -           6,274
                                                ------------    ------------
    Total Current Liabilities                        850,799         866,929
                                                ------------    ------------
  Total Liabilities                                  850,799         866,929
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 34,907,112 and
    26,739,512 shares issued and outstanding           3,490           2,674
  Paid-in capital                                  6,032,435       5,755,767
  Accumulated deficit                             (6,573,833)     (5,873,915)
  Treasury stock                                           -               -
                                                ------------    ------------
    Total Stockholders' Deficit                     (537,908)       (115,474)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 312,891       $ 751,455
                                                ============    ============
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4







ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                        For the Nine Months Ended
                              February 28, 2003       February 28, 2002
                               _________________      ________________
Revenues
  Net Sales                    $        113,329       $       159,658
  Cost of Sales                         (90,465)             (152,765)
                               _________________      ________________
     Gross Profit                        22,864                 6,893
                               _________________      ________________
Other Operating Expenses
  General and administrative            405,455             1,319,028
  Sales and marketing                    23,148                75,045
  Product development                    14,900                33,124
  Amortization                           15,192                 1,590
                               _________________      ________________

     Total Operating Expenses           458,695             1,428,787

Loss from Operations                   (435,831)           (1,421,894)

Other Income (Expense)
  Interest income                             -                 2,510
  Interest expense                       (9,604)               (9,701)
  Loss on disposal of assets           (254,480)               (1,084)
                               _________________      ________________
     Net Other Expenses                (264,084)               (8,275)
                               _________________      ________________

Net Loss                       $       (699,915)      $    (1,430,169)
                               =================      ================

Net Loss Per Common Share      $          (.023)      $        (0.065)


Weighted Average Shares Outstanding  30,706,907            21,903,674
                               =================      ================









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                        For the Three Months Ended
                                February 28, 2003        February 28, 2002
                                _________________        __________________
Revenues
  Net Sales                      $        29,506                    42,089
  Cost of Sales                          (24,048)                  (30,414)
                                   ______________             _____________
    Gross Profit                           5,458                    11,675
                                   ______________             _____________
Operating Expenses
  General and administrative              93,313                   285,953
  Sales and marketing                      1,384                     4,262
  Product development                        232                     7,578
  Amortization                             5,065                       560
                                   ______________             _____________
    Total Operating Expenses              99,994                   298,353
                                   ______________             _____________
Loss from Operations                     (94,536)                 (286,678)

Other Income (Expense)
  Interest income                              -                         2
  Interest expense                        (4,668)                   (1,865)
  Loss on disposal of asset             (277,071)                        -
                                   ______________             _____________
    Net Other Expenses                  (281,739)                   (1,863)
                                   ______________             _____________

Net Loss                          $     (376,275)                 (288,541)
                                   ==============             =============

Net Loss Per Common Share         $         (.011)                   (.012)
                                   ==============             =============

Weighted Average Shares Outstanding    33,609,445               25,031,937
                                   ==============             =============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2002 AND 2001 AND THE NINE MONTHS ENDED FEBRUARY 28, 2003
(Unaudited)
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2000  14,885,675  1,489 3,854,861  (4,928,154) (5,000)  (1,076,804)

Issuance of
  Common Stock   4,125,161    412 1,977,151            -      -    1,977,563
Sale of Star Dot
  Marketing              -      -(1,699,929)   1,876,158      -      176,229
Cancellation of
  Treasury stock         -      -    (5,000)           -  5,000            -
Net Loss                 -      -         -   (1,339,386)     -   (1,339,386)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)

Issuance of
  Common Stock   7,728,686    773  1,628,684           -      -    1,629,457
Net Loss                 -      -          -  (1,482,533)     -   (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$    -   $ (115,474)

Issuance of
  Common Stock   8,167,600    816    276,668           -      -      277,484
Net Loss                 -      -          -    (699,918)     -     (699,918)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  Feb 28, 2003  34,907,112 $3,490 $6,032,435 $(6,573,833)$    -   $ (537,908)
                ========== ====== ========== =========== ======== ===========













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(Unaudited)

                                     February 28, 2003   February 28, 2002
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers        $     113,329        $    177,614
    Interest income                                 -               2,510
    Cash paid to suppliers and employees     (269,499)           (911,090)
    Interest paid                              (9,187)                (88)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                (165,357)           (731,054)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cash received from sale of
     1-800-Paintball                                              300,000
    Deposits made                                                  (1,010)
    Deposit on software                                          (100,000)
    Cancellation of software deposit          100,000
    Recognition of unearned revenue          (100,000)
    Purchase of equipment                           -             (11,137)
    Proceeds received from sale of equipment        -               1,187
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities             -             189,040
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable              37,590                   -
    Proceeds from sale of stock                                   114,469
    Proceeds of loans from stockholders       182,653             331,158
    Repayment of loans to stockholders        (66,520)           (109,400)
                                       _______________     _______________
        Net Cash Flows Provided By
         Financing Activities                 153,723             336,227
                                       _______________     _______________
Net Decrease in Cash                          (11,634)           (205,787)

Cash and Cash Equivalents at
 Beginning of Period                           12,803             206,271
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                           $      1,169        $        484
                                       ===============     ===============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(Unaudited)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                       February 28, 2003   February 28, 2002
                                         _______________    _______________

Net Loss                                 $     (699,917)    $   (1,430,169)
    Add items not requiring outlay of cash:
        Depreciation and amortization            48,978             37,628
        Expenses paid by issuing stock          165,173            846,184
        Gain on sale of assets                        -               (688)
        Loss on sale of assets                        -              1,772
    Cash was increased by:
        Decrease in accounts receivable               -             17,956
        Decrease in inventory                    15,413             78,670
        Decrease in prepaid expenses            150,586              1,927
        Decrease in other current assets        187,000                  -
    Cash was decreased by:
        Increase in accounts receivable            (327)
        Decrease in accounts payable            (24,028)          (281,971)
        Decrease in accrued expenses             (1,961)            (2,363)
        Decrease in accrued interest payable     (6,274)                 -
                                         _______________    _______________
             Net Cash Flows Used In
              Operating Activities             (165,357)     $    (731,054)
                                         ===============    ===============


Supplemental Disclosures
------------------------
Non-Cash transactions
 Stock issued for purchase of fixed assets                      $   1,950
Stock issued for purchase of intangibles       90,000                   -

Supplemental Schedule of Non-Cash Financing Activities
------------------------------------------------------
Non-Cash transactions
 Stock issued for payment of services         235,985           $ 818,985
 Stock issued for payment of debt              24,510             104,903






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom has changed its direction and is now focused on the development and marketing of unique and secure software applications, for both stand alone products and integration into existing programs. A new division, MyZipSoft Inc., was established on March 3, 2003 to develop and market these new products. The first product is a high-compression software called MyPhotoZip (TM). The company considers this product "the ultimate image compression tool", that enables compression up to 1500 to 1 without loss of quality. Several other products are being developed one of which, MyNetZip, features a subscription based service that delivers faster DSL-like speeds over standard dial-up lines. This product will also enhance the speed of existing broadband connections. It will reduce broadband costs, provide portable broadband capabilities from anywhere, ultra-secure firewall and, ad and site blocking. This means that the company will be offering high-speed access where broadband is not currently available. Many other cutting edge applications will be introduced later this year.

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

The Company was incorporated under the name US Amateur Sports, Inc. but changed its name to eCom eCom.com, Inc. in January 1999. eCom is the parent of US Amateur Sports Company, which changed its name on 3/24/2003 to USA Sportnet Company. USA Sportsnet Company is the sole owner of USA
Performance Products Inc.

USA Performance Products manufactures and distributes paintball guns and accessories. It has served as a test model for our e-commerce business concepts and has generated the majority of our revenues to date.





See accompanying independent accountants' review report.
                                     10







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

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

On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by MeVis Technology of Germany. The first product released using the new technology is MyPhotoZip
(tm). MyPhotoZip(tm) provides a better quality image than JPEG and other compression products now on the market. We are moving ahead as quickly as possible to develop and market an array of compression products using this new technology while it is still the state of the art. Software Development Kits (SDK's) are also available.

On April 18, 2002 we announced that we had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two companies will work together to market innovative compression technology. The agreement included a structure for revenue sharing between the two companies. eCom has exercised its right to terminate this agreement.

The company is in the process of renegotiating a teaming agreement that was entered into on June 18, 2002 with World Data Group LLC, of Boca Raton, Florida. The original agreement provided revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eCom eCom to resell.


                                     11







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

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

On December 12, 2002 we signed a contract to purchase the software rights to FotoCrazy from Interveloce.net. FotoCrazy is an on-line subscription based photo-album system, which will allow users to post and organize digital images on their own web pages. This product will be renamed MyAlbumZip and is scheduled to be released in 2003.

In February 2003, the company signed a Master Distributor Agreement with Artera Group, Inc., of Westport CT, a subsidiary of NCT Group, Inc. (OTCBB:
NTCI). The agreement covers the distribution of Artera Turbo Web Accelerator for Internet access. The company will market the product as MyNetZip for a monthly subscription fee. MyNetZip will have the MyPhotoZip technology imbedded to provide DSL speed over dial-up internet connections. MyNetZip can be used with all Internet connections and especially Internet access which is normally enhanced to the DSL level of service.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.





See accompanying independent accountants' review report.

                                     12







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                     13







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market using the first in first out method.

NOTE C - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value.

On February 28, 2003, inventory consisted of the following:

Finished goods           $    7,501
Work in process             150,618
Raw materials                     0
                         ----------
      Total inventory    $  158,119
                         ==========

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

NOTE E - NOTE RECEIVABLE

As part of settlement of the Saeilo and Renick litigation, on May 15, 2002, Saeilo agreed to pay cash, inventory and forgive indebtedness, totaling $127,494 for the right to manufacture a paintball gun similar to the Viper M-1. Cash in the amount of $25,000 was received at closing with an additional $15,000 due June 15, 2002. The note did not state any interest or collateral-ization. The payment was received in a timely manner.

NOTE F - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 2003 and May 31, 2002:
                                       February 28, 2003    May 31, 2002
                                       -----------------    ------------
Computer hardware                        $    150,111      $    150,111
Computer software                              56,308            56,308
Furniture, fixtures and equipment              47,760            47,760
Tools, dies and fixtures                       57,401            57,401
                                        ----------------    ------------
See accompanying independent accountants' review report.
                                     14







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE F - PROPERTY AND EQUIPMENT (continued)

    Total Cost                       311,580           311,580

Accumulated Depreciation             253,025           219,235
                                ------------      ------------
  Total Net Property and
   Equipment                    $     58,555      $     92,345
                                ============      ============
Depreciation expense included
in the cost of sales for the
periods ended are:              $     33,790      $     48,790

The useful lives assigned to property and equipment to compute depreciation are:

          Computer Hardware                   5 years
          Computer Software                   5 years
          Furniture, fixtures and equipment   7 years
          Tools, dies and fixtures            5 years

NOTE G - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $8,870 and $7,190 as of February 28, 2003 and May 31, 2002, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $8,438 as of February 28, 2003.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $5,063 as of February 28, 2003.

On September 18, 2002, the Company issued 25,000 shares of stock as an initial payment towards the purchase of FotoCrazy software. This initial deposit was recorded as $1,125.

NOTE H - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.


See accompanying independent accountants' review report.
                                     15







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE I - LONG-TERM DEBT

Long-term debt at February 28, 2003 and May 31, 2002 consisted of:

                                                  February 28,        May 31,
                                                       2003            2002
                                                     --------        --------
A non-interest bearing, non-collateralized loan
from an offshore corporation that is due on
demand.                                              184,220          184,220

Three non-interest bearing, non-collateralized
loans from stockholders.  The loans are due on
demand.                                              401,256          285,123
                                                  ----------       ----------
     Total Long-Term Debt                            585,476          469,344
     Less Current Portion                            585,476          469,344
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2003                                    585,476          469,344
                                                  ----------       ----------
                                                   $ 585,476        $ 469,344
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

NOTE K - COST OF SALES

Included in the cost of sales are the following:

                                             February 28, 2003  May 31, 2002
                                               ------------     ------------
Shipping and handling costs                     $         8     $        28
Packaging costs                                         452           1,103
                                                ------------    ------------
        Total                                   $       460     $     1,131
                                                ============    ============
Shipping income                                 $     7,458     $     9,706
                                                ============    ============

See accompanying independent accountants' review report.
                                     16







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004 and one that expires June 30, 2003. The Company leases its manufacturing facility under an operating lease which expired June 30, 2002. Future minimum lease payments including sales tax as of February 28, 2003 are:
Fiscal Years ending:

            May 31, 2003                      $  8,546
            May 31, 2004                        28,700
            May 31, 2005                             0
                                               -------
            Total Minimum Lease Payments      $ 37,246

Rent expense for the nine month period ending February 28, 2003 and 2002 are $57,612 and $40,924 respectively.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of February 28, 2003 is 59,475.83.

Lycos, Inc. filed a complaint against eCom eCom.com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleged that an amount of $159,500.00 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising


See accompanying independent accountants' review report.
                                     17







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

impressions to eCom eCom.com on the Lycos Network. eCom eCom.com contended that Lycos was advised that the contract was cancelled. The shares issued as part of the SB-2 dated August 8, 2002 constitute full settlement of that suit. The case will be voluntarily dismissed.

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at February 28, 2003 was $262,052.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of February 28, 2003 is $25,000.

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

See accompanying independent accountants' review report.
                                     18







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

NOTE N - BUSINESS SEGMENTS (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                                  Electronic
                      Paintball     Commerce       Totals
Nine Months Ended:    ----------    --------     -----------
February 28, 2003
------------------
Revenues             $  103,335    $  9,994       113,329
Interest expense            270       9,335         9,605
Depreciation             17,359      16,431        33,790
Amortization                 -       15,192        15,190
Segment loss           (200,449)   (499,469)     (699,917)
Segment assets          195,762     117,130       312,892

Nine Months Ended:
February 28, 2002
------------------
Revenues             $  158,846    $    812   $   159,658
Interest revenue             -        2,510         2,510
Interest expense            698       9,003         9,701
Depreciation             19,965      16,168        36,133
Amortization                 -        1,590         1,590
Segment loss           (107,511) (1,322,658)   (1,430,169)
Segment assets          256,697     163,094       419,791

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $685,889 at February 28, 2003 and that the Company has incurred net operating losses since inception.

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

See accompanying independent accountants' review report.
                                     19







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

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

NOTE P - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2003 was approximately $6,565,000. These carry-forwards, which will be available to offset future taxable income, expire beginning in 2010.

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

                                     20






ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimateble residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $20,257. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

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

                                     21







ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

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

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission which was declared effective by the Commission on April 28, 2000, and which allowed the Company to exercise its rights under the agreement. However, the Company could make no assurances that the market in the Company's stock would remain adequate to allow the Company to raise necessary funds through the use of the Put Option. The price and number of shares which could be put to Swartz in any 30-day period was dependent upon the Company's share price as determined on the OTC Bulletin Board and volume of trading activity.

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

Results of Operations

Comparison of the nine month ended February 28, 2003 with the nine months ended February 28, 2002

Revenue for the nine-month period ended February 28, 2003 was $113,329 compared to $159,658 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation for shipment during April 2001. The sale subsequently was canceled. We intend to rebuild Viper sales volume in anticipation of the eventual sale of this product line.

Gross profit improved from $6,893 in the prior year period to $22,864 in the current nine-month period. Amounts charged to cost of sales in the prior year included costs associated with rebuilding our Viper M1 production line.

The company continues to make improvements in cutting its operating costs. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $75,045 in the nine months ended February 28, 2002 to $23,148 in the current nine-month period. Product development expenses were cut from $33,124 in the prior year period to $14,900 in the current nine-month period. General and administrative costs dropped from $1,319,028 in prior year to $405,455 in the current nine-month period. Most of this cost savings was generated from a reduction in personnel and overhead.

ECOM ECOM.COM, INC.

Amortization expense increased from $1,590 to $15,192 as a result of increases in intangible assets. During the current nine-month period, the company acquired the rights to license Virtual Protect and Pandora from Internet Security Solutions, Inc. The company also acquired the rights to the www.fotocrazy.com internet domain name. The fotocrazy.com web site will be an online digital photo album site were customers will be able to store and share their pictures.

The company incurred net interest expense of $9,604 in the current nine month period compared to a net interest expense of $7,191 in the prior year nine month period. This was primarily due to being able to invest the proceeds from the May, 31 2001 sale of the 1-800-PAINTBALL name for $900,000 during the nine months ending February 28, 2002.

Our operations for the nine months ended February 28, 2003 resulted in a net loss of $699,915, a $730,254 improvement over the net loss of $1,430,169 recorded during the nine months ended February 28, 2002.

Comparison of the three months ended February 28, 2003 with the three months ended February 28, 2002.

Revenue for the three-month period ended February 28, 2003 was $29,506 compared to $42,089 of revenue recorded during the same period of the prior year. Gross profit declined from $11,675 in the prior year to $5,458 in the current quarter.

Reductions were recorded in all operating expense categories except for sales and marketing. Sales and marketing expenses decreased from $4,262 in last years third quarter to $1,384 in the quarter ending February 28, 2003.
The downsizing of personnel noted in the nine-month analysis above accounted for most of the savings to General and administrative expenses. G&A expenses of $93,313 posted in the current quarter reflected a cut of $192,640 from the $285,953 in G&A costs recorded during the same period of the prior year. Product development expenses declined from $7,578 in the prior year quarter to $232 in the current three-month period. Amortization expense increased from $560 to $5,065 as a result of increases in intangible assets as noted in the nine-month analysis.

Our operations for the three months ended February 28, 2003 resulted in a net loss of $94,536, a $192,142 improvement compared to the net loss of $286,678 recorded for the three months ended February 28, 2002.

Liquidity and Capital Resources

At February 28, 2003, current assets totaled $164,910 compared to $544,217 at the end of the prior fiscal year. Of the $379,307 decrease in total current assets, prepaid assets accounted for $150,586 of the decrease and other current assets declined 187,000. On May 1, 2002 1,000,000 shares of common stock were issued to our attorney to pay for future legal costs. All million shares were sold during the current period resulting in a loss of $116,418.

ECOM ECOM.COM, INC.

Also on May 1, 2002 1,000,000 shares were placed in an attorney escrow account to settle our litigation with National Paintball. During the current quarter all 1,000,000 shares were sold. A loss of $123,652 was recorded on the sale of the 1,000,000 shares from the attorney escrow account.

A decrease in cash of $11,634 and in inventories of $15,514 helped to reduce accounts payable still remaining from our discontinued lines of business. Accounts payable decreased $24,028 from May 31, 2002 to February 28, 2003. Current liabilities decreased from $866,929 at the end of the prior fiscal year to $850,799 at the end of the current quarter, a decrease of $16,130.

Net cash used in operating activities was $165,357 during the current nine-month period compared to $731,054 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $165,173 towards our operating deficit during the current nine-month period.

Investing activities provided $189,040 in cash during the prior years six-month period compared to no cash used in investing activities for the current nine-month period. During the prior year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $153,723 during the first nine months of the current year, consisting primarily of loans from stockholders.

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

On November 19, 2002 an equitable settlement was reached between eCom and III. As part of the settlement eCom agreed not to sell or distribute any software developed by Impact Imaging Inc.

Four companies had similar suits of non-payment against either eCom eCom.com
or it's subsidiary USA Performance Products.   Each of these suits were
initially settled during the fiscal year ending May 31, 2002. However two matters have recently come to light. The first matter concerning National Paintball which has notified us through their attorney that the issuance of stock agreed upon in the settlement was insufficient to cover the settlement. The company is currently trying to determine the circumstances which lead to the shortfall. The second matter is the attorney for Renick Enterprises Inc. has notified us of his contention that the company failed to complete its agreement by the appropriate date. Management feels that the claim is unfounded and that the company met its obligation timely. Attorney Plowman will continue to resolve this matter.

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

ECOM ECOM.COM, INC.

On May 15, 2002 a settlement was reached with Saeilo Manufacturing Industries and Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of the accounts payable, totaling $127,493.59. USA Performance products gave up raw material located at both Saeilo and Renick totaling $37,919. USAPP and Saeilo then entered into an agreement where Saeilo would be allowed to manufacture a gun similar to the Viper-M1 and USAPP would be able to purchase parts from Saeilo for use in it's Viper-M1.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of February 28, 2003 is 59,475.83.

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

ITEM 2. Changes in Securities.
None

ITEM 3. Defaults Upon Senior Securities.
None

ITEM 4. Submission of Matters to a Vote of Security Holders.
None

ITEM 5. Other Events.

The company is in the process of replacing its attorney, Carol Ann Plowman who has notified the company that she will no longer be practicing in the securities field.

Just prior to this filing the following events occurred:

The company was notified that its lead market maker, Equitrade Securities Inc. of Lake Forest CA was shutting down its operations. The company is presently looking for a replacement, however there are currently over 40 companies making markets in our stock.

The company has delivered a specialized version of MyPhotoZip and a custom MPZ viewer to the U.S. Air force Space Command. This edition will be utilized in approximately 124 U.S. Air force base installations worldwide; the special build of the viewer is available under open licensing to all U.S. military and associated civilian personnel. The company is currently conducting research and development for the Department of Defense and subcontractors for imaging and storage solutions for military applications with the underlying MyPhotoZip software development kit.

As part of the companies new marketing strategy which it has embarked upon. On April 1, 2003 eCom entered into a Sales Representative Agreement with Quadrix LLC of Orange CA. Quadrix will distribute all MyZipSoft products. Marketing strategy is being developed at this time.

The company signed an agreement with Digital River to provide e-marketing services for on-line sales of all of its software products.

The company is presently negotiating a joint venture agreement with Filtered Internet Solutions (FIS) of Rochester NY to market our MyZipSoft products. FIS markets certain internet filtering and security products under their Marvel Entertainment, Inc. Spider-Man licensing agreement.

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

   EXHIBIT
   NUMBER        DESCRIPTION                LOCATION
   -------       -----------------------    ------------------------------
   27            Financial Data Schedule    Filed herewith electronically

(b) Reports on Form 8-K:

None

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 4 and 5 of the Company's Form 10-QSB for the quarter ended February 28, 2003, and is qualified in its entirety by reference to such financial statements.

ECOM ECOM.COM, INC.
                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

April 15, 2003                      By:  /s/  David J. Panaia
                                              David J. Panaia,
                                              Chief Executive Officer




April 15, 2003                      By:  /s/  Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer


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

ECOM ECOM.COM, INC.

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

Date: April 18, 2003

/s/ David J. Panaia
--------------------------
David J. Panaia
Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being
prepared;                            33







ECOM ECOM.COM, INC.

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

Date: April 18, 2003

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer



















                                     34