Form 10KSB
period 2003-05-31
ECOM ECOM COM INC
filed 2003-09-30
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                Form 10-KSB
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended May 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. [ $148,672 ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. [ $728,000 ]









State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [ As of May 31, 2003, the issuer had 36,393,112 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure format: Yes [ ] No [ X ]



                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
Item 1.  Business of the Company                                          1

Item 2.  Properties                                                       6

Item 3.  Legal Proceedings                                                7

Item 4.  Submission of Matters to a Vote of Security Holders              8

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                              9

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 7.  Financial Statements                                            13

Item 8.  Disagreements on Accounting and Financial Disclosures           33

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant              33

Item 10. Executive Compensation                                          35

Item 11. Security Ownership of Certain Beneficial Owners and Management  37

Item 12. Certain Relationships and Related Transactions                  37

                                  PART IV

Item 13. Controls and Procedures                                         43

Item 14. Exhibits, Financial Statements and Reports on Form 8-K          45
         Additional Information*

                                 Signatures                              48

                                Certification                            50

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

                                   PART I

ITEM 1. BUSINESS OF THE COMPANY
eCom eCom.Com, Inc. ("eCom") and its direct and indirect wholly-owned subsidiaries, USA SportsNet Company ("USASN") (formerly US Amateur Sports Company ("USASC")), USA Performance Products, Inc. ("USAPP") and MyZipSoft, Inc., combined, are usually referred to as "the Company", "it" or "eCom". The Company's main office is located at 2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 622-4395.

The Company was incorporated in the State of Florida on June 14, 1994. eCom recently changed its direction to focus on three of its current business segments, USA SportsNet, Inc., USA Performance Products, Inc., and MyZipSoft, Inc. which was established on March 3, 2003.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The business segments are described below.

1.  USA SportsNet Company, Palm Beach Gardens, Florida
Product Line: e-Commerce business through Internet auction, sale and swapping of sports memorabilia. Articles are both company owned as well as those listed by private parties.

2.  USA Performance Products, Inc., Riviera Beach, Florida
Product Line: Manufactures and distribution of the Viper M1 paintball gun line. An M16 look alike gun which fires in all weather and is made entirely in the USA.

3.  MyZipSoft, Inc., Palm Beach Gardens, Florida
Product Line: Development and distribution of software. Its first product is a high-compression software called MyPhotoZip (TM). The Company considers this product "the ultimate image compression tool", that enables compression of still images up to 2000 to 1 without loss of quality. This has increased from 1500 to
1. The Company is also developing other cutting edge applications including video compression which could be introduced later this year. The Company has entered into a marketing agreement with Digital River for its on-line sales of MyPhotoZip (tm). It is too early in this arrangement to measure results.

Previously, the Company developed an e-commerce infrastructure. eCom provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model, using Company developed e-commerce concepts to sell paintball products.

However, the current business model was revised with the intention to eventually separate the e-commerce business segment, which is described above, along with the previously operated programs, for the purpose of allowing each of the three business segments the opportunity to grow on its own. The company realizes that it presently does not have the proper resources to develop all three segments simultaneously and is looking towards a partnership for each business segment so that it may obtain the necessary outside resources. The separation was also a result of past experiences which indicated that potential business partners desire to be involved with only one of the business segments.

The Company's new mission is to make all business segments grow, expand and become profitable through affiliations or mergers with other successful companies and ultimately increase shareholder value. There are no prospects to report at this time. However, if and when this is accomplished, it is the company's intention to use a pro-rata basis to distribute any new shares to current eCom shareholders.

Historical Information

eCom is the parent of USA SportsNet Company(USASN) (formerly US Amateur Sports Company), which is the parent of USA Performance Products, Inc. USA SportsNet Company owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997, when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SuperHub (auction, barter and classified services). In addition, USASN owned the rights to use of the toll-free telephone number, 1-800-724-6822 (1-800-PAINTBALL) until it was sold as described below.

USA Performance Products manufactures and distributes Viper M1 paintball guns and accessories. This has served as a test model for its e-commerce business concepts and has generated the majority of revenues to date.

USAPP in addition to sports, derives a portion of its sales from use of the Viper M1 for police, military and homeland security training. The company is now looking to partner with a suitable company to spin-off USAPP and expand more into the homeland security field. USAPP was approved as a GSA vendor in early 2003 for its Viper M1 paintball line.

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

In August 2001 eCom entered into a joint venture agreement with PremierSoft, Inc. to form a new company called Zyndecom, Inc., to market the "Z Boxx," a software utility. This project has been halted for the time being.

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

The Company is in the process of renegotiating a teaming agreement that was entered into on June 18, 2002 with World Data Group LLC, of Boca Raton, Florida. The original agreement provided revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eCom eCom to resell. Negotiations are on-going.

On July 15, 2002 we announced the availability of MyPhotoZip(tm) for download from our new website, www.myphotozip.com. In addition, we provided details of the primary marketing strategy for all of our company's compression products which is based on an agreement signed with Plugin Technologies of the United Kingdom. Using Plugin's network of thousands of sales affiliates, eCom's product lines will be promoted globally to a variety of market segments. While broadening the target audience to international markets, this approach takes advantage of the Internet without incurring the heavy cost of traditional Internet-based advertising programs. While this program continues, the company will be renegotiating terms in the near future.

On December 12, 2002 we signed a contract to purchase the software rights to FotoCrazy from Interveloce.net. FotoCrazy is an on-line subscription based photo-album system, which will allow users to post and organize digital images on their own web pages. This product will be renamed MyAlbumZip but this project is halted at this time.

February 2003, the company signed a Master Distributor Agreement with Artera Group, Inc., of Westport CT, a subsidiary of NCT Group, Inc. (OTCBB:NTCI). The agreement covers the distribution of Artera Turbo Web Accelerator for Internet access. The company will market the product as MyNetZip for a monthly subscription fee. MyNetZip will have the MyPhotoZip technology imbedded to provide DSL speed over dial-up internet connections. MyNetZip can be used with all Internet connections and especially Internet access which is normally enhanced to the DSL level of service. This project is also being renegotiated.

The Company's reengineering dictated the need to partner or sell all of its business segments. With the sale of its 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from its previous business model was the Viper M1 paintball marker. The Company believes that this product has the potential to command a significant share of the paintball gun market. The Company is seeking a partner to focus on its further development and expansion.

The Company's operating results continue to reflect the temporary cessation of revenues caused by discontinuing these businesses. However, due to the recent agreements and alliances with some established and strong partners, the Company has regained its confidence that the Company will now prosper and show significant revenues and profits.

We believe that by separating the three business segments provides the greatest opportunity for eCom to achieve profitability. As noted above, the Company intends to divest all other product lines. As a consequence, during fiscal year ending May 31, 2001, the Company sold Star Dot Marketing, Inc. and the rights to 1-800-PAINTBALL assets. The Company is actively seeking partners for its three business segments.

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

Competition

There are various fractal and wavelet algorithms available in the market, i.e., Lizard Tech, Adobe, Pegasus, etc. The algorithms employed by MeVis combine wavelets and fractals using patented combinations at various stages of the compression/decompression process to produce one of the fastest image compressors available. The software underlying the product MyPhotoZip is being further developed to reduce images as much as 2000:1 with little discernable loss of quality.

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

Other eCom Properties

With adoption of the plan to focus on the opportunities created by the separation of the three business segments, the Company decided to divest all of eCom's other product lines or roll them into USA SportsNet.

The SuperHUB concept provides a portal to funnel traffic to the business within a marketplace that includes an on-line mall in addition to auction, barter and classified ad venues. Although the Company has stopped further development of these two concepts in favor of concentrating on MyPhotoZip (tm), the Company believes that the SuperHUB concept has viable long-term business opportunities.

Through this program, the Company entered into contracts with eWebPEO.com ("EWEB") to assist EWEB with the design, development and creation of web pages, maintenance of Internet sites, web hosting services, e-commerce programming, Internet technology consulting, data management, Internet training, establishing a brand identity, implementation of an Internet marketing campaign and creation of a specialized on-line database. As compensation for these services, eCom received a total of $150,000 in cash which was recorded as revenue earned during the fiscal year ended May 31, 2001 plus 1.5 million shares of EWEB's $.0001 par value common stock. eWebPEO.com, Inc. subsequently went out of business and the investment was written down to zero. We do not intend to solicit any additional business of this nature.

Viper M1 Paintball Marker

A durable, mid-priced paintball gun with features of higher-priced models, the Viper M1 accounted for the first revenues recorded by the company. Following the sale of 1-800-PAINTBALL, manufacture and sale of the Viper is all that remains of its paintball business segment. The Viper M1 is still a strong competitor in the paintball market. The Company's current business plan calls for a partnership or spin-off for the further development of USA Performance Products, Inc.
                                     5

USA SportsNet

USA SportsNet is an Internet portal that was intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. Development of the USA SportsNet concept was previously deferred in order to focus on its electronic commerce concepts. The Company's current business plan calls for a partnership or spin-off for the further development of USA SportsNet.

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

The corporate offices of eCom eCom.com, Inc. are housed in approximately 1,710 square feet of space at 2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida. The three-year lease of this space commenced on April 1, 2001 and will expire on March 31, 2004. The rental rate including sales tax is $2,719 per month during the first year, $2,794 per month during the second year, and $2,870 per month during the third year.
                                     6


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

The corporation rented 1,187 square feet of office space at 1999 University Drive, Coral Springs, Florida on June 2002. This space was used for the development and internet hosting of the MyPhotoZip software. This rental agreement was terminated in January 2003. The development and hosting of the MyPhotoZip software was moved to 2700 PGA Blvd., Palm Beach Gardens during January 2003.

All of its office and warehouse facilities are currently leased pursuant to written agreements with unaffiliated parties.

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

Four companies had similar suits of non-payment against either eCom eCom.Com
or it's subsidiary USA Performance Products.   Each of these suits were
settled during the fiscal year ending May 31, 2002. However, since that date two of the lawsuits (National Paintball and Renick) reopened after being settled.

Our dispute with Impact Imaging Inc. was settled in Baltimore, Maryland on November 19, 2002.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of May 31, 2003 is 59,475.83. The shortfall in payment was due to a delay in the SEC paperwork which occurred as the price of shares were dropping. Hence, National Paintball has reopened its lawsuit. A settlement is presently being negotiated.

                                     7

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

On May 15, 2002 a settlement was reached with Saeilo Manufacturing Industries and Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of the accounts payable, totaling $127,493.59. USA Performance products gave up raw material located at both Saeilo and Renick totaling $37,919. USAPP and Saeilo then entered into an agreement where Saeilo would be allowed to manufacture a gun similar to the Viper-M1 and USAPP would be able to purchase parts from Saeilo for use in its Viper-M1. A delay by Renick in selling his shares while the price per share of ECEC stock was falling caused a shortfall in the value of Renick's ECEC stock. Hence, Renick has reopened its lawsuit. The shares were originally issued to Renick during June 2000 as full payment for work up to June 2000. The Company believes it has a written contract that proves it to be faultless in this matter. A settlement is presently being negotiated.

Lycos, Inc. filed a complaint against eCom eCom.Com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleged that an amount of $159,500.00 plus attorneys' fees, costs and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCom eCom.Com on the Lycos Network. eCOM eCOM.COM contended that Lycos was advised that the contract was cancelled. The shares issued as part of the SB-2 dated August 8, 2002 constitute full settlement of that suit. The case was dismissed.

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


                                     8

On April 26, 2001 the following directors were elected to serve one-year terms or until replaced: David J. Panaia, Richard C. Turner, and Robert C. Wilson. In 2003 Robert C. Wilson resigned. A replacement is being sought.


                                       PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California was the lead market maker for the stock. However, Equitrade closed its doors earlier this year. The Company is in discussions with another broker to replace Equitrade as lead market maker.
The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2003:

            Quarter Ended      High         Low
               5/2003         $0.035      $0.013
               2/2003          0.060       0.018
              11/2002          0.100       0.020
               8/2002          0.140       0.070

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The results of its operations during the fiscal year ended May 31, 2003 were a reflection of the continued evolution of its business model.

eCom recently changed its direction to focus on three of its current business segments, USA SportsNet, Inc., USA Performance Products, Inc., and MyZipSoft, Inc. which was established on March 3, 2003.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

The business segments are described below.

1.  USA SportsNet Company, Palm Beach Gardens, Florida
Product Line: e-Commerce business through Internet auction, sale and swapping of sports memorabilia. Articles are both company owned as well as those listed by private parties.
                                     9

2.  USA Performance Products, Inc., Riviera Beach, Florida
Product Line: Manufactures and distribution of the Viper M1 paintball gun line. An M16 look alike gun which fires in all weather and is made entirely in the USA.

3.  MyZipSoft, Inc., Palm Beach Gardens, Florida
Product Line: Development and distribution of software. Its first product is a high-compression software called MyPhotoZip (TM). The Company considers this product "the ultimate image compression tool", that enables compression of still images up to 2000 to 1 without loss of quality

The Company is also developing other cutting edge applications including video compression which could be introduced later this year. The Company has entered into a marketing agreement with Digital River for its on-line sales of MyPhotoZip (tm). It is too early in this arrangement to measure results.

Previously, eCom developed an e-commerce infrastructure that provided an affordable, user-friendly technological platform to facilitate web business development. It also operated an on-line business as a test model, using Company developed e-commerce concepts to sell paintball products.

However, the current business model was revised with the intention to eventually separate the e-commerce business segment, which is described above, along with the previously operated programs, for the purpose of allowing each of the three business segments the opportunity to grow on its own. The company realizes that it presently does not have the proper resources to develop all three segments simultaneously and is looking towards a partnership for each business segment so that it may obtain the necessary outside resources. The separation was also a result of past experiences which indicated that potential business partners desire to be involved with only one of the business segments.

Comparison of Results of Operations - Year Ended May 31, 2003 vs. Year Ended May 31, 2002

Revenue for the year ended May 31, 2002 was $148,672 compared to 212,904 of revenue recorded during the same period of the prior year.

On May 11, 2001 the Company sold the rights to use of the toll-free telephone number, 1-800-PAINTBALL, and related website addresses for a cash payment of $900,000. A gain on sale was recorded in the amount of $858,656. As a result of this sale, the Company has divested all of its paintball-related business with the exception of the manufacture and sale of the Viper M1 paintball marker.

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

Although the paintball product lines accounted for the majority of its
                                    10

revenues ($137,729 and $212,093 in the years ended May 31, 2003 and 2002, respectively), the decision to sell this business was not difficult.

Although the paintball product lines accounted for the majority of its revenues ($137,729 and $212,093 in the years ended May 31, 2003 and 2002, respectively), the decision to sell this business was not difficult.

Following its evolution to an e-commerce company in 1999, the paintball operations were intended to serve as a model to demonstrate the viability of e-commerce concepts. This mission was accomplished, and there was no longer a reason to devote significant resources to further the development of the paintball business.

The sale of extraneous product lines allows us to focus on much greater opportunities afforded by the development of MyPhotoZip (tm). With the sale of the 1-800-PAINTBALL assets, the Company reduced its expense levels and generated cash that was used to support its operations while significantly reducing its liabilities in the form of accounts payable and other debt. The Company expects to produce a similar result with the future sale of the Viper product line.

Cost of sales decreased to $117,372 from $191,386 in the prior year
(a decrease of 39%), while gross profit increased to $31,300 from $21,518
(an increase of 45%) in the prior year. The reduction in cost of sales reflected the decline in paintball sales. The margin realized on paintball products excluding depreciation expense improved during the current year to 48% from 33%. This increase in gross margin was due to a greater reliance on retail sales of both the Viper gun and MyPhotoZip. The prior year gross profit percentage reflected a higher volume of wholesale Viper gun sales.

Total operating expenses for the year ended May 31, 2003 were $533,515 compared to $1,672,306 for the year ended May 31, 2002. Decreases in sales and marketing expense ($14,045 in fiscal year 2003 versus $77,119 in 2002); product development expense ($14,900 in fiscal year 2003 versus $59,641 in 2002); and general and administrative expense ($484,313 in fiscal year 2003 versus $1,533,396 in 2002) were the result of decreases in overhead as the company focuses its efforts towards the MyPhotoZip product line.

The operations for the year ended May 31, 2003 resulted in a net loss of $770,790 versus a net loss of $1,482,533 recorded in the year ended May
31, 2001. Current year figures includes a $254,480 loss attributable to the decline in market value of two million shares of stock issued to an attorney escrow account which was to be used to settle legal bills, and accounts payable including the settlement with National Paintball Supply Inc. The prior year figures included gains recorded from the settlement of lawsuits which totaled $177,558.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of May 31, 2003 total $6,635,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2018. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2003.
                                    11
Liquidity and Capital Resources

At May 31, 2003, current assets totaled $151,471 compared to $544,617 at the prior year-end. Of the $392,746 decrease in total current assets, prepaid assets accounted for $150,784 of the decrease and other current assets declined 187,000. On May 1, 2002 1,000,000 shares of common stock were issued to our attorney to pay for future legal costs. All million shares were sold during the quarter ending February 28, 2003 resulting in a loss of $116,418. Also on May 1, 2002 1,000,000 shares were placed in an attorney escrow account to settle our litigation with National Paintball. During the quarter ending February 28, 2003 all 1,000,000 shares were sold. A loss of 123,652 was recorded on the sale of the 1,000,000 shares from the attorney escrow account.

A decrease in cash of $12,692 and in inventories of $26,144 helped to reduce accounts payable still remaining from our discontinued lines of business. Accounts payable decreased $16,881 from May 31, 2002 to May 31, 2003.
Current liabilities increased from $866,929 at the end of the prior fiscal year to $875,569 at the end of the current year, an increase of $8,640.

Net cash used in operating activities was $182,288 and $802,005 for the years ended May 31, 2003 and 2002, respectively. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $181,043 towards our operating deficit during the current year period down from $952,859 during the prior fiscal year.

Investing activities provided $214,040 in cash during the prior fiscal year compared to no cash used in investing activities for the current fiscal year. During the prior year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $169,595 during the current year, consisting primarily of loans from stockholders.

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

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated balance sheet of the Company for its years ended May 31, 2003 and 2002 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2003 and 2002 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-19.

eCom eCom.com, INC.
FINANCIAL STATEMENTS
PERIOD ENDING MAY 31, 2003 AND 2002

The page numbers for the financial statement categories are as follows:


                      Index                                       Page

Report of Independent Auditors                                     F-1

Consolidated Balance Sheets as of May 31, 2003 and 2002            F-2

Consolidated Statements of Operations
  for the Years Ended May 31, 2003 and 2002                        F-3

Consolidated Statement of Shareholders' Deficit
  for the Years Ended May 31, 2003 and 2002                        F-4

Consolidated Statements of Cash Flows
  for the Years Ended May 31, 2003 and 2002                        F-5

Notes to Consolidated Financial Statements                         F-7























                                    13








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

We have audited the accompanying consolidated balance sheets of eCom eCom.com, Inc. and subsidiaries as of May 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of eCom eCom.com, Inc. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the financial statements, the Company's current liabilities exceed current assets by $724,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ Wieseneck, Andres & Company, P.A.

September 26, 2003
                                    14




                                   F-2
ECOM ECOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2003 and 2002                                  2003         2002
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash and cash equivalents                           $  111       $  12,803
  Accounts receivable other                              347           1,473
  Inventories                                        147,389         173,533
  Prepaid expenses                                     3,624         154,408
  Other current assets                                     -         187,000
  Note receivable                                          -          15,000
                                                ------------    ------------
    Total Current Assets                             151,471         544,217
                                                ------------    ------------
Property and Equipment, net                           47,292          92,345
                                                ------------    ------------
Other Assets
  Intangible assets, net                              74,978           4,010
  Other assets                                         9,383         110,883
                                                ------------    ------------
    Total Other Assets                                84,361         114,893
                                                ------------    ------------
      Total Assets                                 $ 283,124       $ 751,455
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 270,585       $ 287,466
  Accrued expenses                                     2,694           3,845
  Unearned revenue                                         -         100,000
  Current portion of long-term debt                  600,888         469,344
  Interest accrued on current portion                      -           6,274
  Other current liabilities                            1,402               -
                                                ------------    ------------
    Total Current Liabilities                        875,569         866,929

Notes Payable, Net of Current Portion                      -               -
                                                ------------    ------------
  Total Liabilities                                  875,569         866,929
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 36,393,112 and
    26,739,512 shares issued and outstanding           3,639           2,674
  Paid-in capital                                  6,048,622       5,755,767
  Accumulated deficit                             (6,644,706)     (5,873,915)
                                                ------------    ------------
    Total Stockholders' Deficit                     (592,445)       (115,474)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 283,124       $ 751,455
                                                ============    ============

See accompanying summary of accounting policies and notes to financial statements.
                                    15
                                   F-3
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2003 and 2002
                                           2003                    2002
                                _________________       _________________
Revenues
  Net Sales                      $       148,672          $      212,904
  Cost of Sales                         (117,372)               (191,386)
                                 ________________        ________________
     Gross Profit                         31,300                  21,518
                                 ________________        ________________
Other Operating Expenses
  General and administrative             484,313               1,533,396
  Sales and marketing                     14,045                  77,119
  Product development                     14,900                  59,641
  Amortization                            20,257                   2,150
                                 ________________        ________________

     Total Operating Expenses            533,515               1,672,306
                                 ________________        ________________

Loss from Operations                    (502,215)             (1,650,788)
                                 ________________        ________________
Other Income (Expense)
  Interest income                              -                   2,510
  Interest expense                       (14,095)                (11,813)
  Loss on disposal of asset             (254,480)                177,558
                                _________________        ________________
     Net Other Expenses                 (268,575)                168,255
                                _________________        ________________

Net Loss                         $      (770,790)             (1,482,533)
                                =================        ================

Basic and Diluted Loss Per Share $         (.024)                  (.063)
                                =================        ================

Weighted Average Shares Outstanding   32,004,625              23,392,834
                                =================        ================














See accompanying summary of accounting policies and notes to financial
statements.                         16


                                   F-4
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2003 and 2002

                                                   Common Stock
                  Number     At      Add'l    Retained              Total
                    of       Par    Paid In   Earnings   Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 1998  11,894,600 $1,189 $ 484,361  $ (545,921) $(5,000) $ (65,371)
Issuance of
  Common Stock   1,089,000    109   450,913           -        -    451,022
Star Dot Marketing
  Pooling of
  Interest         675,000     68 1,269,932  (1,129,201)       -    140,799
Net Loss                 -      -         -    (619,606)       -   (619,606)
                ---------- ------ ---------- ----------- -------- ----------
Balance,
  May 31, 1999  13,658,600  1,366 2,205,206  (2,294,728)  (5,000)   (93,156)
Issuance of
  Common Stock   1,227,075    123 1,649,655           -        -  1,649,778
Net Loss                 -      -         -  (2,633,426)       - (2,633,426)
                ---------- ------ ---------- ----------- -------- ----------
Balance,
  May 31, 2000  14,885,675  1,489 3,854,861  (4,928,154)  (5,000)(1,076,804)
Issuance of
  Common Stock   4,125,161    412 1,977,151           -        -  1,977,563
Sale of Star Dot
  Marketing              -      -(1,699,929)  1,876,158        -    176,229
Cancellation of
  Treasury stock         -      -    (5,000)          -    5,000          -
Net Loss                 -      -         -  (1,339,386)       - (1,339,386)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$     - $ (262,398)
Issuance of
  Common Stock   7,728,676    773  1,628,684           -       -  1,629,457
Net Loss                 -      -          -  (1,482,533)      - (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$     - $ (115,474)
Issuance of
  Common Stock   9,653,600    965    292,855           -       -    293,820
Net Loss                 -      -          -    (770,791)      -   (770,791)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2003  36,393,112 $3,639 $6,048,622 $(6,644,706)$     - $ (592,445)
                ========== ====== ========== =========== ======== ===========




See accompanying summary of accounting policies and notes to financial
statements.                         17


                                   F-5
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2003 and 2002

                                                        2003         2002
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                        $ 148,672  $   235,123
  Interest income                                             -        2,510
  Cash paid to suppliers and employees                 (317,691)  (1,039,149)
  Interest paid                                         (13,269)        (489)
  Income taxes paid                                           -            -
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities        (182,288)    (802,005)

Cash Flows From Investing Activities
  Cash received from sale of 1-800-Paintball                  -      300,000
  Cash received from sale of rights to Viper-M1               -       25,000
  Deposits made                                               -       (1,010)
  Deposits on software                                        -     (100,000)
  Cancellation of software deposit                      100,000            -
  Recognition of unearned revenue                      (100,000)           -
  Purchase of equipment                                       -      (11,137)
  Proceeds received from sale of equipment                    -        1,187
                                                     ----------    ---------
    Net Cash Flows Provided By (Used In)
      Investing Activities                                    -      214,040
                                                     ----------    ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                            37,590      114,469
  Proceeds of loans from stockholders                   224,123      390,528
  Repayment of loans to stockholders                    (92,117)    (110,500)
  Proceeds from other loans                                   -            -
  Repayment of other loans                                    -            -
  Repayment of note                                           -            -
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities     169,595      394,497
                                                     ----------    ---------
Net Increase (Decrease) in Cash                         (12,692)    (193,468)

Cash and Cash Equivalents at Beginning of Year           12,803      206,271
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $       111  $    12,803
                                                     ==========   ==========









See accompanying summary of accounting policies and notes to financial
statements.                         18


                                   F-6
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2003 and 2002


                                                         2003         2002
                                                      ----------   ----------
Supplemental Schedule of Non-Cash Financing Activities

  The following have been paid by the issuance of common stock:
    Payment of accounts payable, consulting
     fees and other expenses                         $  251,854  $ 1,040,740
    Acquisition of equipment                                  -        7,549
    Payment of research and development cost                  -        8,000
    Payment of employee compensation                          -       76,165
    Payment of loans and interest expense                24,510      193,520
    Prepayment of professional fees                           -      337,000
    Stock issued for purchase of intangibles             90,000            -

Reconciliation of Net Loss to Net Cash Flows Used in Operating Account

Net Loss                                             $ (770,790) $(1,482,533)
  Add items not requiring outlay of cash:
    Depreciation and amortization                        65,310       50,940
    Bad debts                                                 -            -
    Expenses paid by issuing common stock               181,043      952,859
    Sale of Star Dot Marketing - net disposition of
      assets, liabilities, and equity                         -            -
    Receipt of stock for services provided                    -            -
    Write down of stock received to fair value                -            -
    Gain on sale of 1-800-Paintball                           -            -
    Gain on licensing of Rights to Viper-M1                   -      (89,575)
    Gain on sale of other assets                              -         (688)
    Loss on sale of other assets                              -        1,772
  Cash was increased by:
    Decrease in accounts receivable                       1,126       19,766
    Decrease in inventory                                26,144       95,989
    Decrease in prepaid expenses                        150,784            -
    Decrease in note receivable                               -      285,000
    Decrease in other current assets                    187,000            -
    Increase in accrued expenses                              -            -
    Increase in other current liabilities                 1,402            -
  Cash was decreased by:
    Increase in accounts receivable other                     -            -
    Increase in prepaid assets                                -     (147,755)
    Decrease in accounts payable                        (16,881)    (487,564)
    Decrease in accrued expenses                         (1,151)        (216)
    Decrease in commission payable                            -            -
    Decrease in accrued interest payable                 (6,274)           -
                                                      ----------   ----------
      Net Cash Flows Used in Operating Activities    $ (182,288) $  (802,005)
                                                      ----------   ----------
See accompanying summary of accounting policies and notes to financial
statements.                         19



                                   F-7
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

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

The Company was incorporated under the name US Amateur Sports, Inc. but changed its name in January 1999 to better reflect its business operations. eCom is the parent of US Amateur Sports Company, which is the parent of USA Performance Products, Inc. US Amateur Sports Company (USASC) owns the rights to: (1) the All American Bowl, a high school football all-star game, last played in 1997 when it was broadcast to over 40 million households; (2) the ProCard/ComCard, a prepaid phone card concept; and (3) USA SportsNet, which was planned to be an Internet portal for access to sports information, products and services with a focus on amateur athletes and local sports organizations. In addition, USASC owned the rights to use of the toll-free telephone number, 1-800-724-6822 (1-800-PAINTBALL) until it was sold as described below.

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS (CONTINUED)


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

Consolidation

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc. and the parent company eCom eCom.com Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. The Company expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC.

Revenue Recognition

Revenue from the sale of paintball markers and accessories and sports related memorabilia is recognized at the time title is transferred which is normally on shipment of the goods. Revenue received from contracts for web site development services is recorded as unearned revenue until development of the related web site is complete and accepted by the client.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The number of potential dilutive shares excluded from the Company's calculation of diluted earnings per share based on their anti-dilutive effect was 521,366 for the year ending May 31, 2003.
                                                                    Per
                                          Loss         Shares       Share
                                       (Numerator)  (Denominator)   Amount
For the year ending May 31, 2003:
 Basic earnings per share
  Loss applied to common shareholders $ (770,790)    32,004,625    $(0.02)


NOTE C - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. Maintenance, operating and office supplied are not inventoried.

At May 31, 2003 and 2002, inventory consisted of the following:

                             May 31, 2003           May 31, 2002

Finished goods                $     6,074            $     7,488
Work in process                   141,315                166,045
Raw materials                           0                      0
                              -----------            -----------
Total inventory               $   147,389            $   173,533


NOTE D - PREPAID EXPENSES

The Company issued 1 million shares of common stock ($150,000) as a retainer for future legal fees during May 2002. The value of the prepaid legal fees were recorded at the quoted market price of the common stock on the date of issuance. Due to the decline in the market value of the company's common shares, this retainer was depleted by February 2003. The $116,400 loss in value of the market value of common stock was written off during the quarter ending February 2003. The remaining prepaid expenses consist principally of amounts paid for rent and service agreements.

NOTE E - OTHER CURRENT ASSETS

The Company issued 100,000 shares ($37,000) and 1 million shares ($150,000) of unrestricted common stock. The proceeds from the sale of this stock is to be held in an attorney escrow account for payment of future costs. The value of the prepaid expenses were recorded at the quoted market price of the common shares on the date of issuance May 1, 2002. These shares were sold between November 2002 and February 2003, resulting in a net loss to the company of $160,652.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE F - NOTE RECEIVABLE

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

NOTE H - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2003 and May 31, 2002:
                                         May 31, 2003         May 31, 2002
                                        --------------       --------------
Computer hardware                          $ 150,111              $ 150,111
Computer software                             56,308                 56,308
Furniture, fixtures and equipment             47,760                 47,760
Tools, dies and fixtures                      57,401                 57,401
Leasehold improvements                             0                      0
                                           ---------              ---------
     Total cost                              311,580                311,580

  Accumulated depreciation                   264,288                219,235
                                           ---------              ---------
     Net Property and Equipment            $  47,292              $  92,345
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $  45,053              $  48,790
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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE I - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $9,430 and $7,190 as of May 31, 2003 and May 31, 2002, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $11,250 as of May 31, 2003.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $6,750 as of May 31, 2003.

On September 18, 2002, the Company issued 25,000 shares of stock as an initial payment towards the purchase of FotoCrazy software. This initial deposit was recorded as $1,125.

NOTE J - OTHER ASSETS

In September 2001, the Company made a deposit of $100,000 towards the purchase of software. As part of the settlement with Impact Labs during November 2002, this software contract was cancelled. Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE K - LONG-TERM DEBT

Long-term debt at May 31, 2003 and May 31, 2002 consisted of:
                                                 May 31, 2003    May 31, 2002
                                                 ------------    ------------
A noninterest bearing, noncollateralized loan from
an offshore corporation, See Note O.  There is no
fixed or determinable date to repay this loan.       184,220          184,220

Noninterest bearing, non-collateralized loans
from stockholders. The loans are due on demand.      416,668          285,124
                                                  ----------       ----------
     Total Long-Term Debt                            600,888          469,344
     Less Current Portion                           (600,888)        (469,344)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2003                                          0          469,344
     May 31, 2004                                    600,888                0
                                                  ----------       ----------
                                                   $ 600,888        $ 469,344
                                                  ==========       ==========
                                    25

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE L - UNEARNED REVENUE

The Company has received a total of $100,000 in cash as a non-refundable, good faith down payment for services that include delivery of a special application of the DryIce software. Due to the settlement with Impact Imaging, Development of this software application can no longer be completed. The non-refundable deposit was written off as a credit against the loss on disposition of asset account on November 19, 2002.


NOTE M - COST OF SALES
Included in the cost of sales are the following:
                                               May 31, 2003    May 31, 2002

Shipping and handling costs                     $         0     $        28
Packaging costs                                         460           1,103
                                                -----------     -----------
    Total                                       $       460     $     1,131
                                                ===========     ===========

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expired June 30, 2002. A new lease was negotiated for the manufacturing facility on July 1, 2003. Future minimum lease payments including sales tax as of May 31, 2003 are:

Fiscal Years ending:

            May 31, 2004                        28,700
            May 31, 2005                             0
                                              --------
            Total Minimum Lease Payments      $ 28,700
                                              ========

Rent expense for the periods ending May 31, 2003 and 2002 are $70,377 and $56,020 respectively.

The Company is party to lawsuits in the normal course of business.
Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict.

Four companies had similar suits of non-payment against either eCom eCom.Com
or USA Performance Products.   Each of these suits were settled during the
fiscal year ending May 31, 2002. However, since that date two of the lawsuits (National Paintball and Renick) reopened after being settled.

Our dispute with Impact Imaging Inc. was settled in Baltimore, Maryland on November 19, 2002.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of May 31, 2003 is 59,475.83. The shortfall in payment was due to a delay in the SEC paperwork which occurred as the price of shares were dropping. Hence, National Paintball has reopened its lawsuit. A settlement is presently being negotiated.

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

On May 15, 2002 a settlement was reached with Saeilo Manufacturing Industries and Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of the accounts payable, totaling $127,493.59. USA Performance products gave up raw material located at both Saeilo and Renick totaling $37,919. USAPP and Saeilo then entered into an agreement where Saeilo would be allowed to manufacture a gun similar to the Viper-M1 and USAPP would be able to purchase parts from Saeilo for use in its Viper-M1. A delay by Renick in selling his shares while the price per share of ECEC stock was falling caused a shortfall in the value of Renick's ECEC stock. Hence, Renick has reopened its lawsuit. The shares were originally issued to Renick during June 2000 as full payment for work up to June 2000. The Company believes it has a written contract that proves it to be faultless in this matter. A settlement is presently being negotiated.

Lycos, Inc. filed a complaint against eCom eCom.Com, Inc. in the State of Massachusetts, United States District Court on November 13, 2001. The complaint alleged that an amount of $159,500.00 plus attorneys' fees, costs

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

and interest is owed to the complainant. Lycos, Inc. provided advertising impressions to eCom eCom.Com on the Lycos Network. eCOM eCOM.COM contended that Lycos was advised that the contract was cancelled. The shares issued as part of the SB-2 dated August 8, 2002 constitute full settlement of that suit. The case was dismissed.

Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. An unfavorable resolution of one outstanding lawsuit could adversely affect our business results of operations or financial conditions.


NOTE O - RELATED PARTY TRANSACTIONS

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia at May 31, 2003 is $258,321.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of May 31, 2003 is $40,000.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE P - BUSINESS SEGMENTS

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

The following is a summary of segment activity:

                                Electronic
                    Paintball    Commerce        Totals
Year Ended May 31, 2003
Revenues           $  137,729    $  10,944     $  148,673
Interest revenue            -            -              -
Interest expense          270       13,825         14,095
Depreciation           23,145       21,908         45,053
Amortization                -       20,257         20,257
Non-cash expense      166,902      293,425        460,327
Segment gain (loss)  (207,564)    (563,226)      (770,790)
Segment assets        195,762      117,130        312,892

                                Electronic
                    Paintball    Commerce        Totals
Year Ended May 31, 2002
Revenues           $  212,088    $     812     $  212,900
Interest revenue            -        2,510          2,510
Interest expense          968       10,845         11,813
Depreciation           26,538       22,253         48,791
Amortization                -        2,150          2,150
Non-cash expense       44,918      973,820      1,018,738
Segment gain (loss)   (57,942)  (1,424,591)    (1,482,533)
Segment assets        431,287      320,168        751,455

 (a) Includes amounts not allocated to operating segments.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002


NOTE Q - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $323,000 at May 31, 2002 and by $724,000 at May 31, 2003 and that the Company has incurred net operating losses since inception.

eCom will have to fund future operations and software development through product sales, asset sales, shareholder loans and private sales of company stock. The sales of MyPhotoZip began on July 31, 2002, the product was released with a 30 day free trial. Subsequent to May 31, 2003, eCom contracted with Digital River Inc to market and distribute MyPhotoZip. USA Performance Products completed its approval with the United States General Services Administration. The Viper M-1 paintball gun can now be purchased through GSA Advantage, the Federal Government's online purchasing system. eCom is continuing to look for buyers for the USA Performance Products division.

In accordance with the May 2001 agreement to sell the 1-800-PAINTBALL number, the Company agreed not to sell paintball accessories for a period of three years. The company continues to manufacture and sell the Viper paintball gun. The Company is currently focusing its efforts on the design and resale of MyPhotoZip (tm) software that compresses, stores, protects and transmits large data files.

NOTE R - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     March 31, 2003
                                                     --------------
         Loss carry forward for tax purposes          $  6,635,000
                                                     ==============
         Deferred tax asset (34%)                        2,256,000
         Valuation allowance                            (2,256,000)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through May 31, 2003, the Company had a federal income tax net operating loss carry forward of approximately $6,635,000 which will expire through the year 2023.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE S - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE T - RECENT ACCOUNTING PRONOUNCEMENTS

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE T - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

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

NOTE U - PRIVATE EQUITY LINE

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

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission which was declared effective by the Commission on April 28, 2000, and which allowed the Company to exercise its rights under the

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2003 AND 2002

NOTE U - PRIVATE EQUITY LINE (CONTINUED)

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
                                                          First      Term of
   Name               Age    Position                   Appointed     Office
-----------------     ---    -------------------       -----------   --------
David J. Panaia       63     Chairman, Chief            June 1994    (1),(2)
                             Executive Officer
                             and Director

Peter Tamayo, Jr. PHD 40     President                 (effective June 2002)

Robert C. Wilson      50     President and Director     April 2001   (1),(2)
                                                       (resigned May 2003)

Richard C. Turner     43     Chief Financial Officer    April 2001   (1),(2)
                             Treasurer and Director

(1) Officers serve at the pleasure of the Company's Board of Directors.
(2) Each of these Directors was elected to serve until the next Annual Meeting of Shareholders. The Company currently intends to hold its next annual meeting during February 2004. The Board of Directors sets corporate policies that are implemented by the Company's management. In the event that the Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter that raised the issue.

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

Richard C. Turner, who started with the Company in June of 2001 as Chief Financial Officer, Treasurer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with eCom. Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of eCom.

Robert C. Wilson, ex-Director, also served as President and COO of eCom from June 2001 to July 2002. He has since joined World Data Group, LLC. a soft-ware technology company. World Data Group is a Teaming Partner of eCom. In 1996, he established Wilson and Associates, a medical accounts receivable factoring company, where he served as Managing General Partner. From 1992 through 1995 he served as Vice President of Sales for Optimum Capital Corporation, Walnut Creek, California.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information regarding the executive compensation of persons serving as eCom's executive officers during the fiscal years ended 2003, 2002 and 2001.

Summary Compensation Table
                                                  Long Term Compensation
                         Annual Compensation         Awards   Payouts
                                                       Securities
                                        Other    Restr. Underlying      All
                                        Annual   Stock  Options/       Other
Name and Principal                      Compen-  Awards   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation No.Shares (No.) Payouts sation

David J. Panaia     2003      0     0      0       0       0      0      0
 Chairman, CEO      2002      0     0      0       0       0      0      0
                    2001      0     0      0       0       0      0      0

Peter Tamayo, Jr.   2003   75,000   0      0    750,000    0      0      0
 President & CTO

Richard C. Turner   2003   52,000   0      0       0       0      0      0
 CFO and Treasurer  2002   52,000   0      0    150,000    0      0      0

Robert C. Wilson    2003      0     0      0     65,000    0      0      0
 ex-President       2002   52,000   0      0    150,000    0      0      0
                    2001      0     0      0       0       0      0      0

Charles W. Hansen   2001  100,000   0      0    100,000    0      0  9,706(1)
ex-President and CEO

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

As of the date of this report, the Company has a total of 50,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 36,393,112 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (b) the directors and officers of eCom, and (c) the directors and officers of eCom as a group.

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     David J. Panaia (1)           6,347,459          17.44
     10 Wyndham Lane
     Palm Beach Gardens, FL

     Richard C. Turner             2,777,400           7.63
     4200 Oak Street
     Palm Beach Gardens, FL

     Peter Tamayo Jr.                750,000           2.07
     Coral Springs, FL


     All Officers and              9,874,859          27.14
     Directors as a Group
     3 persons
___________________________


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

On April 16, 1998, the Company issued 150,000 shares as compensation for engineering services performed by Jack Enterline for the Company prior to that date. Mr. Enterline requested that the shares be issued in the name of his wife, Karen. At the time these services were performed, Mr. Enterline served as one of the Directors.
                                    38

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

On May 16, 1999, the Company issued 100,000 shares to Resource Group, NA, Inc. for promotional services performed for us. Thomas DeRita, a member of the Board of Directors at that time, is a shareholder in Resource Group, NA.

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

                                    39


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

On September 27, 2001, the Company issued 51,020 shares to Robert Wilson as a commission for closing the companies contract with Impact Imaging Inc.

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


                                    40


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

On June 7, 2002, the Company issued 56,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On June 7, 2002, the Company issued 65,000 shares to Robert Wilson for performing services as the President.

On July 1, 2002, the Company issued 750,000 shares to Peter Tamayo, President and Chief Technology Officer for research and development on MyPhotoZip.

On July 1, 2002, the Company issued 1,250,000 shares to Internet Security Solutions Inc. for 5 year licenses to use Virtual Protect and Pandora security software. Peter Tamayo, is a shareholder in Internet Security Solutions Inc.
                                    41

On July 8, 2002, the Company issued 49,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On August 1, 2002, the Company issued 54,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On September 18, 2002, the Company issued 63,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On October 22, 2002, the Company issued 104,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On December 4, 2002, the Company issued 278,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On January 16, 2003, the Company issued 1,470,600 shares to David Panaia in cancellation of indebtedness in the amount of $14,706.

On January 16, 2003, the Company issued 980,400 shares to Richard Turner in cancellation of indebtedness in the amount of $9,804.

On January 16, 2003, the Company issued 139,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On February 10, 2003, the Company issued 227,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On February 10, 2003, the Company issued 112,000 shares to Patricia Redenius for performing services as an officer or eCom eCom.com.

On April 9, 2003, the Company issued 557,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On April 9, 2003, the Company issued 600,000 shares to David Panaia in cancellation of indebtedness in the amount of $5,400.

Except as described above, no director, officer or principal security holder of eCom has or has had a direct or indirect material interest in any transaction to which the Company is or was a party. The Company believes that the terms of each of the transactions described above were no less favorable to us than could have been obtained from third parties. However, it should be noted that all restricted stock issuances to affiliates are made at a 50% discount from the then market value of the Common Stock. In addition, in the future the Company will not enter into additional transactions with directors, officers or principal shareholders unless the terms thereof are no less favorable to us than could be obtained from third parties.







                                    42




                                  PART IV

ITEM 13.  CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls:
Within the 90 days prior to the date of this Annual Report on Form 10-K,the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation")was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. A control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions:
Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.







                                    43


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Index to financial statements and financial statement schedules
The audited balance sheets of the Company as of May 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2003 and 2002 appear in sequentially numbered pages F-1 through F-19.

The page numbers for the financial statement categories are as follows:

Page      Description

F-1       Report of Independent Auditors - May 31, 2003 and 2002
F-2       Balance Sheets as of May 31, 2003 and 2002
F-3       Statements of Operations for the Years Ended May 31, 2003 and 2002
F-4       Statement of Shareholders' Deficit for the Years Ended May 31,
          2003 and 2002
F-5       Statements of Cash Flows for the Years Ended May 31, 2003 and 2002
F-7       Notes to Financial Statements

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

(c)     Exhibits:

3.1     Articles of Incorporation (1)
3.2     By-laws (1)
10.1 Agreement for acquisition of assets of Performance Paintball Products, Inc. (1)
10.2    Agreement of acquisition of rights to All American Bowl (2)
10.3    Personal services agreement with All American Bowl Executive Director
        (2)
10.4    Promissory Note to Stratex Corporation dated August 12, 1997 (3)
10.5 Marketing and Management Agreement between Axis Enterprises, Ltd. and Registrant dated January 10, 1998 (3)
10.6    Agreement for acquisition of assets of Amateur Athletes of America,
        Inc. (3)
10.7    Lease Agreement between Ryco Properties, Inc. and Registrant dated
        May 4, 1998 (3)
                                    44

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

(1)Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.
(2)Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.
(3)Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.
(4)Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.
(5)Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.
(6)Incorporated by reference to Form 10-KSB for the year ended May 31, 2000.
(7)Incorporated by reference to Form 8-K filed with the Commission on January 21, 2000.
(8)Incorporated by reference to Form 8-K filed with the Commission on May 31, 2001.
(9)Incorporated by reference to Form 8-K filed with the Commission on June 7, 2001.
(10)Incorporated by reference to Form 10-KSB for the year ended May 31, 2001.
(11)Statement of Computation of Earnings per Share May 31, 2003 eCom eCom.com, INC.
STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

Calculation of Numerator:     Calculation of Denominator:

   Net loss      (770,790)    Weighted average common shares
   Adjustment           0      issued and outstanding           32,004,625
                 --------     Potentially dilutive securities            0
   Net Loss      (770,790)                                      ----------
                =========     Weighted average shares
                               outstanding                      32,004,625
                                                                ==========

Subsidiaries of the Company
eCom eCom.com, Inc.
SUBSIDIARIES

as of May 31, 2003
                              State of       Name Under Which
Subsidiary Name and Address   Incorporation  Business is Conducted
---------------------------   -------------  ---------------------

USA Sportsnet Company          Florida       USA Sportsnet Company
                                            (formerly)US Amateur Sports Company
                                             the name was changed on March 2003

USA Performance Products, Inc. Florida       USA Performance Products


Financial Data Schedule

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages F2 and F3 of the Company's Form 10-KSB for the year ended May 31, 2003, and is qualified in its entirety by reference to such financial statements.

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

Transfer Agent
Florida Atlantic Stock Transfer, Inc.
7130 Nob Hill Road
Tamarac, Florida 33321

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

This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 2 and 3 of the Company's Form 10-KSB for the year ended May 31, 2003, and is qualified in its entirety by reference to such financial statements.

{PERIOD-TYPE}                                         12-MOS
{FISCAL-YEAR-END}                                MAY-31-2003
{PERIOD-END}                                     MAY-31-2003
{CASH}                                                   111
{SECURITIES}                                               0
{RECEIVABLES}                                            347
{ALLOWANCES}                                               0
{INVENTORY}                                          147,389
{CURRENT-ASSETS}                                     151,471
{PPE}                                                311,580
{DEPRECIATION}                                       264,288
{TOTAL-ASSETS}                                       283,124
{CURRENT-LIABILITIES}                                875,569
{BONDS}                                                    0
{PREFERRED-MANDATORY}                                      0
{PREFERRED}                                                0
{COMMON}                                               3,639
{OTHER-SE}                                          (596,084)
{TOTAL-LIABILITY-AND-EQUITY}                         283,124
{SALES}                                              148,672
{TOTAL-REVENUES}                                     148,672
{CGS}                                                117,372
{TOTAL-COSTS}                                        650,886
{OTHER-EXPENSES}                                           0
{LOSS-PROVISION}                                           0
{INTEREST-EXPENSE}                                    14,095
{INCOME-PRETAX}                                     (770,790)
{INCOME-TAX}                                               0
{INCOME-CONTINUING}                                 (770,790)
{DISCONTINUED}                                             0
{EXTRAORDINARY}                                     (254,480)
{CHANGES}                                                  0
{NET-INCOME}                                        (770,790)
{EPS-BASIC}                                             (.02)
{EPS-DILUTED}                                           (.02)

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        eCom eCom.com, Inc.




September 26, 2003  By:   /s/  David J. Panaia
                         David J. Panaia, Chief Executive Officer




September 26, 2003  By:  /s/  Richard C. Turner
                         Richard C. Turner, Chief Financial Officer

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Panaia, certify that:

1. I have reviewed this annual report on Form 10-K of eCom eCom.com Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 26, 2003
/s/ David J. Panaia
-----------------------
David J. Panaia
Chief Executive Officer
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this annual report on Form 10-K of eCom eCom.com Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 26, 2003
/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer