Form 10KSB/A
period 2003-05-31
ECOM ECOM COM INC
filed 2003-10-02
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

     Form 10-KSB/A (Amended to include Section 906 of Sarbanes-Oxley)
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10   Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999 (5)
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13   First Stock Incentive Plan (5)
10.14 Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15 License Agreement between iTool.com and Registrant dated December 20, 1999 (6)
10.16 Stock Exchange Agreement between the shareholders of Star Dot Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17 Service Agreement between eWebPEO.com, Inc. and Registrant dated March 25, 2000 (6)
10.18 Consulting and Compensation Agreement between eWebPEO.com, Inc. and Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21   Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)
10.22 Strategic Marketing and Sales Agreement between BIFS Technologies Corporation and the Registrant dated March 19, 2001 (10)
10.23   Operating Agreement for ZyndeCom, Inc. dated August 20, 2001 (10)
11      Statement of Computation of Earnings per Share
21      Subsidiaries of the Company
27      Financial Data Schedule
31.1    Certification of Chief Executive Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Chief Financial Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

(1)Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.
(2)Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.
(3)Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.
(4)Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.
(5)Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.
(6)Incorporated by reference to Form 10-KSB for the year ended May 31, 2000.
(7)Incorporated by reference to Form 8-K filed with the Commission on January 21, 2000.
(8)Incorporated by reference to Form 8-K filed with the Commission on May 31, 2001.
(9)Incorporated by reference to Form 8-K filed with the Commission on June 7, 2001.
(10)Incorporated by reference to Form 10-KSB for the year ended May 31, 2001.
(11)Statement of Computation of Earnings per Share May 31, 2003

                                    45
                               Exhibit 11
eCom eCom.com, INC.
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

                              Exhibit 21

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

Transfer Agent
Florida Atlantic Stock Transfer, Inc.
7130 Nob Hill Road
Tamarac, Florida 33321






                                    46











































                                    47


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





















                                    48




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



























                                    49


Exhibit 31.1

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

Exhibit 31.2

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

Date: September 26, 2003

  /s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-K for the year ending May 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), David
J. Panaia, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


      /s/    David J. Panaia


      David J. Panaia
      Chief Executive Officer

October 2, 2003


      /s/     Richard c. Turner


      Richard C. Turner
      Chief Financial Officer

October 2, 2003

[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com Inc.
and furnished to the Securities and Exchange Commission or its staff upon request.]



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