Form 10QSB
period 2003-08-31
ECOM ECOM COM INC
filed 2003-10-21
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2003
                   Commission File Number 33-96638-A

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

                               (561) 622-4395
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ]

As of August 31, 2003 the issuer had 37,816,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           August 31, 2003

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Consolidated Balance Sheets:
              August 31, 2003 and May 31, 2003    (Unaudited)           4

          Consolidated Statements of Operations:
              Three Months Ended August 31, 2003 and
              2002  (Unaudited)                                         5

          Consolidated Statements of Shareholders' Deficit:
              Years Ended May 31, 2002 and 2001 and the
              Three Months Ended August 31, 2003   (Unaudited)          6

          Consolidated Statements of Cash Flows:
              Three Months Ended August 31, 2003 and
              2002  (Unaudited)                                         7

          Notes to Consolidated Financial Statements                    9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    20

ITEM 3    CONTROLS AND PROCEDURES                                      23

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   24

SIGNATURES AND CERTIFICATIONS                                          26

          Exhibit 31.1  Certification required under Section 302 of    27
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    28
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          29









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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of August 31, 2003 and May 31, 2003, and the related consolidated statements of operations, for the three-month periods ended August 31, 2003 and 2002, the consolidated statement of stockholders' deficit from May 31, 2001 through August 31, 2003, and the consolidated statement of cash flows for the three-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $774,688 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wieseneck, Andres & Company, P.A.
October 14, 2003










                                      3
eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                             August 31, 2003    May 31, 2003
                                             ---------------   --------------
                        ASSETS
Current Assets
  Cash and cash equivalents                       $     532       $     111
  Accounts receivable other                             347             347
  Inventories                                       165,748         147,389
  Prepaid expenses                                    3,433           3,624
                                                ------------    ------------
    Total Current Assets                            170,060         151,471
                                                ------------    ------------
Property and Equipment, net                          40,357          47,292
                                                ------------    ------------
Other Assets
  Intangible assets, net                             71,747          74,978
  Other assets                                        9,383           9,383
                                                ------------    ------------
    Total Other Assets                               81,130          84,361
                                                ------------    ------------
      Total Assets                                $ 291,547       $ 283,124
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $ 317,079       $ 270,585
  Accrued expenses                                       16           2,694
  Other Current Liabilities                           1,765           1,402
  Current portion of long-term debt                 620,420         600,888
  Interest accrued on current portion                 5,468               -
                                                ------------    ------------
    Total Current Liabilities                       944,748         875,569

Notes Payable, Net of Current Portion                     -               -
                                                ------------    ------------
  Total Liabilities                                 944,748         875,569
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 37,816,112 and
    36,393,112 shares issued and outstanding          3,781           3,639
  Paid-in capital                                 6,063,490       6,048,622
  Accumulated deficit                            (6,720,472)     (6,644,706)
  Treasury stock                                          -               -
                                                ------------    ------------
    Total Stockholders' Deficit                    (653,201)       (592,445)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $ 291,547       $ 283,124
                                                ============    ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2003      August 31, 2002
                                        ______________      _______________
Revenues

  Net Sales                            $       12,809       $      40,775
  Cost of Sales                               (13,753)            (35,243)
                                        ______________     _______________
      Gross Profit                               (944)              5,532
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                           1,408               8,120
  Product development                           4,500              14,335
  General and administrative                   55,613             174,398
  Amortization                                  5,232               5,062
                                        ______________     _______________
      Total Operating Expenses                 66,753             201,915
                                        ______________     _______________
Loss from Operations                          (67,697)           (196,383)

Other Income (Expense)
  Interest income                                   -                   -
  Interest expense                             (8,069)             (2,487)
                                        ______________     _______________
      Net Other Expenses                       (8,069)             (2,487)
                                        ______________     _______________

Net Loss                                $     (75,766)           (198,870)
                                        ==============     ===============

Net Loss Per Common Share               $       (.002)              (.007)
                                        ==============     ===============

Weighted Average Shares Outstanding         37,692,373         27,847,031
                                        ==============     ===============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      5




ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2003 AND 2002 AND THE THREE MONTHS ENDED AUGUST 31, 2003
(Unaudited)
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)

Issuance of
  Common Stock   7,728,686    773  1,628,684           -      -    1,629,457
Net Loss                 -      -          -  (1,482,533)     -   (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$    -   $ (115,474)

Issuance of
  Common Stock   9,653,600    965    292,855           -       -     293,820
Net Loss                 -      -          -    (770,791)      -    (770,791)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2003  36,393,112 $3,639 $6,048,622 $(6,644,706)$     -  $ (592,445)

Issuance of
  Common Stock   1,423,000    142     14,868           -      -       15,010
Net Loss                 -      -          -     (75,766)     -      (75,766)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  Aug 31, 2003  37,816,112 $3,781 $6,063,490 $(6,720,472)$    -   $ (653,201)
                ========== ====== ========== =========== ======== ===========












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      6








eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
(Unaudited)


                                        August 31, 2003    August 31, 2002
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers               12,809             40,775
    Cash paid to suppliers and employee       (21,807)          (112,142)
    Interest paid                              (6,532)            (2,170)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (15,530)           (73,537)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                        (701)                 0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities          (701)                 0
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0             15,000
    Proceeds of loans from stockholders        16,653             52,378
    Repayment of loans to stockholders              0             (6,410)
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities        16,653             60,968
                                       _______________     _______________
Net Decrease in Cash                              421            (12,569)

Cash and Cash Equivalents at
 Beginning of Period                              111             12,803
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                                    532                234
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services         10,421             78,520

  Stock issued for purchase of intangible           0             90,000

  Stock issued for repayment of debt            4,590                  0



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      7

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
(Unaudited)
Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                        August 31, 2003    August 31, 2002
                                        _______________    _______________

Net Loss                                      (75,766)          (198,871)
    Add items not requiring outlay of cash:
        Depreciation and amortization          12,868             16,325
        Expenses paid by issuing stock         10,421             89,905
    Cash was increased by:
        Decrease in inventory                       0              7,456
        Decrease in prepaid expenses              191             13,958
        Decrease in deposits                        0              1,500
        Increase in accrued interest pa         5,468              2,152
        Increase in accounts payable           46,494                  0
        Increase in inventory                 (18,359)                 0
        Decrease in accounts payable                0             (5,743)
        Decrease in accrued expenses           (2,678)              (219)
        Decrease in other current liabilities     364                  0
        Decrease in accrued interest payable    5,468                  0
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities            (15,530)           (73,537)
                                        ===============    ===============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      8












ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom recently changed its direction to focus on separating three of its current business segments, USA SportsNet, Inc., USA Performance Products, Inc., and MyZipSoft, Inc. which was established on March 3, 2003.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.

The business segments are described below.

1.  USA SportsNet Company, Palm Beach Gardens, Florida
Product Line: e-Commerce business through Internet auction, sale and swapping of sports memorabilia. Articles are both company owned as well as those listed by private parties. It also owns the National High School All American Football Bowl and ComCard/ProCard concept.

2.  USA Performance Products, Inc., Riviera Beach, Florida
Product Line: Manufacture and distribution of the Viper M1 paintball gun line. An M16 look alike gun which fires in all weather and is made entirely in the USA.

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

Our intention is to eventually roll out all of the divisions for the purposes of attracting management and operational staff. Our mission is to make each of our divisions profitable and to grow on their own.

On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by MeVis Technology of Germany. The first product released using the new technology is MyPhotoZip(tm). MyPhotoZip(tm) provides a better quality image than JPEG and other compression products now on the market. We are moving ahead as quickly as possible to develop and market an array of compression products using this new technology while it is still the state of the art. Software Development Kits (SDK's) are also available.

See accompanying independent accountants' review report.
                                      9

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS (CONTINUED)

The company continues to renegotiate a teaming agreement that was entered into on June 18, 2002 with World Data Group LLC, of Boca Raton, Florida. The original agreement provided revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eCom eCom to resell.

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



See accompanying independent accountants' review report.
                                     10


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

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

See accompanying independent accountants' review report.
                                     11


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE C - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value.

On August 31, 2003, inventory consisted of the following:

Finished goods           $    4,630
Work in process             161,118
Raw materials                     0
                         ----------
      Total inventory    $  165,748
                         ==========

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.


NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2003 and May 31, 2003:
                                        August 31, 2003     May 31, 2003
                                       -----------------    ------------
Computer hardware                        $    150,812      $    150,111
Computer software                              56,308            56,308
Furniture, fixtures and equipment              47,760            47,760
Tools, dies and fixtures                       57,401            57,401
                                        ----------------    ------------
    Total Cost                                312,281           311,580

Accumulated Depreciation                      271,925           264,288
                                          ------------      ------------
  Total Net Property and Equipment       $     40,357      $     47,292
                                          ============      ============
Depreciation expense included in the cost
of sales for the periods ended are:      $      7,636      $     45,053

The useful lives assigned to property and equipment to compute depreciation are:
          Computer Hardware                   5 years
          Computer Software                   5 years
          Furniture, fixtures and equipment   7 years
          Tools, dies and fixtures            5 years

See accompanying independent accountants' review report.
                                     12

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE F - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $9,990 and $9,430 as of August 31, 2003 and May 31, 2003, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $14,063 as of August 31, 2003.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $8,438 as of August 31, 2003.

On September 18, 2002, the Company issued 25,000 shares of stock as payment towards the purchase of FotoCrazy software. This deposit was recorded as $1,125.

NOTE G - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE H - LONG-TERM DEBT

Long-term debt as of August 31, 2003 and May 31, 2003 consisted of:

                                              August 31, 2003     May 31, 2003
                                              ---------------     ------------
A non-interest bearing, non-collateralized loan
from an offshore corporation that is due on
demand.                                              184,220          184,220

Three non-interest bearing, non-collateralized
loans from stockholders.  The loans are due on
demand.                                              436,200          416,668
                                                  ----------       ----------
     Total Long-Term Debt                            620,420          600,888
     Less Current Portion                            620,420         (600,888)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2004                                    620,420          600,888
                                                  ----------       ----------
                                                   $ 620,420        $ 600,888
                                                  ==========       ==========

See accompanying independent accountants' review report.
                                     13

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE I - COST OF SALES

Included in the cost of sales are the following:

                                              August 31, 2003   May 31, 2003
                                               ------------     ------------
Shipping and handling costs                     $        42     $         0
Packaging costs                                         124             460
                                                ------------    ------------
        Total                                   $       166     $       460
                                                ============    ============
Shipping income                                 $       845     $     8,946
                                                ============    ============

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2004. Future minimum lease payments including sales tax as of August 31, 2003 are:
Fiscal Years ending:

            May 31, 2004                      $ 36,785
            May 31, 2005                         1,855
            May 31, 2005                             0
                                               -------
            Total Minimum Lease Payments      $ 38,640

Rent expense for the three month period ending August 31, 2003 and 2002 are $15,466 and $19,705 respectively.


We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict.

Our dispute with four companies had similar suits of non-payment against either
eCom eCom.com or it's subsidiary USA Performance Products.   Each of these
suits were initially settled during the fiscal year ending May 31, 2002. However two matters have recently come to light. The first matter concerning National Paintball which has notified us through their attorney that the issuance of stock agreed upon in the settlement was insufficient to cover the settlement. The company is currently trying to determine the circumstances which lead to the shortfall. The second matter is the attorney for Renick Enterprises Inc. has notified us of his contention that the company failed to complete its agreement by the appropriate date. Management feels that the claim is unfounded and that the company met its obligation timely.


See accompanying independent accountants' review report.
                                     14


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 15, 2002 a settlement was reached with Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of accounts payable. USA Performance products gave up raw material located at Renick.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of August 31, 2003 is 59,475.83.

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at August 31, 2003 was $277,692.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of August 31, 2003 is $40,000.

See accompanying independent accountants' review report.
                                     15

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE L - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. The Company has two reportable segments: electronic commerce and software. The electronic commerce segment has provided an e-commerce infrastructure to enable small businesses to expand to the Internet. The e-commerce segment focuses on classifieds, auctions and its paintball gun company. The software segment focuses on the design and resale of secure software applications for compression and transmission of large data files.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                                  Electronic
                      Paintball     Commerce       Totals
Three Months Ended:   ----------   ---------    -----------
August 31, 2003
------------------
Revenues             $   12,023    $    786        12,809
Interest expense            163       7,906         8,069
Depreciation              3,844       3,793         7,637
Amortization                 -        5,232         5,232
Segment loss            (18,799)    (56,967)      (75,766)
Segment assets          193,235      98,311       291,547

                                  Electronic
                      Paintball     Commerce       Totals
Three Months Ended:   ----------   ---------     ----------
August 31, 2002
- -----------------
Revenues             $   37,718    $  3,057        40,775
Interest expense            169       2,318         2,487
Depreciation              5,786       5,477        11,263
Amortization                 -        5,062         5,062
Segment loss            (18,202)   (180,669)     (198,871)
Segment assets          402,569     372,179       774,748





See accompanying independent accountants' review report.
                                     16





ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $774,688 at August 31, 2003 and by $724,098 at May 31, 2003 and that the Company has incurred net operating losses since inception.

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

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     August 31, 2003
                                                     --------------
         Loss carry forward for tax purposes          $  6,710,431
                                                     ==============
         Deferred tax asset (34%)                        2,281,547
         Valuation allowance                            (2,281,547)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through August 31, 2003, the Company had a federal income tax net operating loss carry forward of approximately $6,710,000 which will expire through the year 2023.

See accompanying independent accountants' review report.
                                     17


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE 0 - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2003 was approximately $6,710,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE P - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

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


See accompanying independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)


In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $20,927. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.




















See accompanying independent accountants' review report.

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended August 31, 2003 and 2002 and the Form 10-KSB for the fiscal year ended May 31, 2003.

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


Overview

The results of its operations during the three months ended August 31, 2003 were a reflection of the continued evolution of its business model.

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

ECOM ECOM.COM, INC.

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


Two realities have been made clear: 1) investor appetite for technology stocks diminished dramatically; and 2) e-commerce spending declined. eCom radically restructured its business operations to preserve the Company's future in these difficult markets. This transformation continues today. As a result of this focused execution, we believe we have set the stage to propel eCom's future business. The transitional architecture consists of creating three business segments and seeking management and operational partners for each either through a merger or spin-off.

The Company cancelled almost all of its existing partnerships and teaming agreements. It has settled all but two legal actions. Both the Renick and National Paintball cases were settled but were reopened by the plaintiffs. The Company feels that neither case will have a major adverse effect and will be settled soon.

Our company's reengineering dictated the need to sell or spin off certain divisions. With the sale last year of our 1-800-PAINTBALL business and the Star Dot Marketing subsidiary, the only significant revenue-generating product line left from our previous business model was the Viper M1 paintball marker. As discussed below, our current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on MyPhotoZip(tm) and other software products will confirm that the current lull in revenue generation is a minor inconvenience.


ECOM ECOM.COM, INC.

Results of Operations

Comparison of the three months ended August 31 2003 with the three months ended August 31, 2002.

Revenue for the three-month period ended August 31, 2003 was $12,809 compared to $40,775 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation for shipment during April 2001. The sale subsequently was canceled. We intend to rebuild Viper sales volume in anticipation of the eventual sale of this product line.

Gross profit decreased from $5,532 in the prior year period to $(944) in the current three-month period. Depreciation expense contributed $7,636 to the current deficit in gross profit. Depreciation expense was 60% of revenue in the current year and only 28% of sales in the prior year.

The company continues to make improvements in cutting its operating costs. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $8,120 in the three months ended August 31, 2003 to $1,408 in the current three-month period. Product development expenses were cut from $14,335 in the prior year period to $4,500 in the current three-month period. General and administrative costs dropped from $174,398 in prior year to $55,614 in the current three-month period. Most of this cost savings was generated from a reduction in personnel and overhead.

Amortization expense increased from $5,062 to $5,232 as a result of increases in intangible assets. During the current three-month period, the company acquired the rights to license Virtual Protect and Pandora from Internet Security Solutions, Inc. The company also acquired the rights to the www.fotocrazy.com internet domain name. The fotocrazy.com web site will be an online digital photo album site were customers will be able to store and share their pictures.

The company incurred net interest expense of $8,069 in the current three month period compared to a net interest expense of $2,487 in the prior year three month period. This was primarily due to the increased need to borrow funds to finance current operations.

Our operations for the three months ended August 31, 2003 resulted in a net loss of $77,766, a $123,104 improvement over the net loss of $198,870 recorded during the three months ended August 31, 2002.

Liquidity and Capital Resources

At August 31, 2003, current assets totaled $170,060 compared to $151,471 at the end of the prior fiscal year. Of the $18,589 increase in total current assets, inventory accounted for $18,359 of the increase.

ECOM ECOM.COM, INC.

Accounts Payable increased $46,494 to $317,079 during the current three months. This increase in accounts payable helped fund the increase in inventory and funded the operating loss of the company.

Current liabilities increased from $875,569 at the end of the prior fiscal year to $944,748 at the end of the current quarter, an increase of $69,179.

Net cash used in operating activities was $15,530 during the current three-month period compared to $73,537 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $15,011 towards our operating deficit during the current three-month period.

Financing activities provided net cash of $16,653 during the first three months of the current year, consisting primarily of loans from stockholders.

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




ITEM 3. CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. A control

ECOM ECOM.COM, INC.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Our dispute with four companies had similar suits of non-payment against either
eCom eCom.com or it's subsidiary USA Performance Products.   Each of these
suits were initially settled during the fiscal year ending May 31, 2002. However two matters have recently come to light. The first matter concerning National Paintball which has notified us through their attorney that the issuance of stock agreed upon in the settlement was insufficient to cover the settlement. The company is currently trying to determine the circumstances which lead to the shortfall. The second matter is the attorney for Renick Enterprises Inc. has notified us of his contention that the company failed to complete its agreement by the appropriate date. Management feels that the claim is unfounded and that the company met its obligation timely.

On May 15, 2002 a settlement was reached with Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of accounts payable. USA Performance products gave up raw material located at Renick.

ECOM ECOM.COM, INC.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of August 31, 2003 is 59,475.83.

ITEM 2. Changes in Securities.
        None

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Other Events.

The company is in the process of replacing its attorney, Carol Ann Plowman who had notified the company that she will no longer be practicing in the securities field. Several attorneys are under consideration.

The company was notified that its lead market maker, Equitrade Securities Inc. of Lake Forest CA was shutting down its operations. The company is presently looking for a replacement, however there are currently over 40 companies making markets in our stock.

The company signed an agreement with Digital River to provide e-marketing services for on-line sales of all of its software products. Results thus far have been minimal. A software partner is being sought to assist in this portion of the Company.

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    27

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    28

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        29

(b) Reports on Form 8-K:
    None

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2003

/s/ David J. Panaia
--------------------------
David J. Panaia
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2003

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), David J. Panaia, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


      /s/    David J. Panaia

      David J. Panaia
      Chief Executive Officer
      October 14, 2003


      /s/     Richard c. Turner

      Richard C. Turner
      Chief Financial Officer
      October 14, 2003

[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com Inc.
and furnished to the Securities and Exchange Commission or its staff upon request.]



Exhibits to Form 10-QSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., 2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.


