Form 10QSB
period 2003-11-30
ECOM ECOM COM INC
filed 2004-01-22
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2003
                   Commission File Number 33-96638-A

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

                           8125 Monetary Dr., Suite H5
                          Riviera Beach,  Florida 33404
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

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

As of November 30, 2003 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           November 30, 2003

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Consolidated Balance Sheets:
              November 30, 2003 and May 31, 2003  (Unaudited)           4

          Consolidated Statements of Operations:
              Six Months Ended November 30, 2003 and
              2002  (Unaudited)                                         5

          Consolidated Statements of Operations:
              Three Months Ended November 30, 2003 and
              2002  (Unaudited)                                         6

          Consolidated Statements of Shareholders' Deficit:
              Years Ended May 31, 2003 and 2002 and the
              Six Months Ended November 30, 2003   (Unaudited)          7

          Consolidated Statements of Cash Flows:
              Six Months Ended November 30, 2003 and
              2002  (Unaudited)                                         8

          Notes to Consolidated Financial Statements                   10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    21

ITEM 3    CONTROLS AND PROCEDURES                                      24

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   25

SIGNATURES AND CERTIFICATIONS                                          27

          Exhibit 31.1  Certification required under Section 302 of    28
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          30





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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of November 30, 2003 and May 31, 2003, and the related consolidated statements of operations, for the three-month periods and the six-month periods ended November 30, 2003 and 2002, the consolidated statement of stockholders' deficit from May 31, 2002 through November 30, 2003, and the consolidated statement of cash flows for the six-month periods ended November 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $629,638 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wieseneck, Andres & Company, P.A.
January 21, 2004










                                      3
eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            November 30, 2003   May 31, 2003
                                            -----------------   ------------
                        ASSETS
Current Assets
  Cash and cash equivalents                       $   9,057       $     111
  Accounts receivable other                               -             347
  Inventories                                       195,035         147,389
  Prepaid expenses                                  125,922           3,624
                                                ------------    ------------
    Total Current Assets                            330,014         151,471
                                                ------------    ------------
Property and Equipment, net                          33,321          47,292
                                                ------------    ------------
Other Assets
  Intangible assets, net                             69,325          74,978
  Other assets                                        9,273           9,383
                                                ------------    ------------
    Total Other Assets                               78,598          84,361
                                                ------------    ------------
      Total Assets                                $ 441,933       $ 283,124
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $ 320,450       $ 270,585
  Accrued expenses                                       26           2,694
  Other Current Liabilities                           1,578           1,402
  Current portion of long-term debt                 628,391         600,888
  Interest accrued on current portion                 9,207               -
                                                ------------    ------------
    Total Current Liabilities                       959,652         875,569

Notes Payable, Net of Current Portion                     -               -
                                                ------------    ------------
  Total Liabilities                                 959,652         875,569
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 49,955,112 and
    36,393,112 shares issued and outstanding          4,995           3,639
  Paid-in capital                                 6,393,848       6,048,622
  Accumulated deficit                            (6,916,562)     (6,644,706)
  Treasury stock                                          -               -
                                                ------------    ------------
    Total Stockholders' Deficit                    (517,719)       (592,445)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $ 441,933       $ 283,124
                                                ============    ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Six Months Ended
                                     November 30, 2003    November 30, 2002
                                        ______________      _______________
Revenues

  Net Sales                            $       34,309     $        83,823
  Cost of Sales                               (33,561)            (66,417)
                                        ______________     _______________
      Gross Profit                                748              17,406
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                           2,848              21,764
  Product development                           9,750              14,668
  General and administrative                  231,627             312,142
  Amortization                                 10,792              10,127

                                        ______________     _______________
      Total Operating Expenses                255,017             358,701
                                        ______________     _______________
Loss from Operations                         (254,269)           (341,295)

Other Income (Expense)
  Interest income                                   -                   -
  Interest expense                            (17,999)             (4,937)
  Gain on disposal of asset                       411              22,590
                                        ______________     _______________
      Net Other Expenses                      (17,588)             17,653
                                        ______________     _______________

Net Loss                                $    (271,857)           (323,642)
                                        ==============     ===============

Net Loss Per Common Share               $       (.007)              (.011)
                                        ==============     ===============

Weighted Average Shares Outstanding         38,821,407          29,255,638
                                        ==============     ===============










See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                        For the Three Months Ended
                                 November 30, 2003         November 30, 2002
                                 _________________        __________________
Revenues
  Net Sales                       $        21,500           $        43,048
  Cost of Sales                           (19,808)                  (31,174)
                                    ______________             _____________
    Gross Profit                            1,692                    11,874
                                    ______________             _____________
Operating Expenses
  General and administrative              176,013                   137,744
  Sales and marketing                       1,440                    13,644
  Product development                       5,250                       333
  Amortization                              5,560                     5,065

                                    ______________             _____________
    Total Operating Expenses              188,263                   156,786
                                    ______________             _____________
Loss from Operations                     (186,571)                 (144,912)

Other Income (Expense)
  Interest income                               -                         -
  Interest expense                         (9,931)                   (2,450)
  Loss on disposal of asset                   412                    22,590
                                    ______________             _____________
    Net Other Expenses                     (9,519)                   20,140
                                    ______________             _____________

Net Loss                          $      (196,090)                 (124,772)
                                     =============             =============

Net Loss Per Common Share         $         (.005)                    (.004)
                                     =============             =============

Weighted Average Shares Outstanding    39,950,442                30,664,245
                                     =============             =============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2003 AND 2002 AND THE SIX MONTHS ENDED NOVEMBER 30, 2003
(Unaudited)
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)

Issuance of
  Common Stock   7,728,686    773  1,628,684           -      -    1,629,457
Net Loss                 -      -          -  (1,482,533)     -   (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$    -   $ (115,474)

Issuance of
  Common Stock   9,653,600    965    292,855           -      -      293,820
Net Loss                 -      -          -    (770,791)     -     (770,791)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2003  36,393,112 $3,639 $6,048,622 $(6,644,706)$    -   $ (592,445)

Issuance of
  Common Stock  13,562,000  1,356    345,226           -      -      346,582
Net Loss                 -      -          -    (271,856)     -     (271,856)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  Nov 30, 2003  49,955,112 $4,995 $6,393,848 $(6,916,562)$    -   $ (517,719)
                ========== ====== ========== =========== ======== ===========



















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Unaudited)


                                     November 30, 2003   November 30, 2002
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers        $     34,309        $      83,823
    Interest income                                0                    0
    Cash paid to suppliers and employee      (39,541)            (167,325)
    Interest paid                            (15,187)              (4,519)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                (20,419)             (88,021)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                     (1,360)                   0
    Purchase of intangible assets             (3,076)                   0
    Proceeds received from sale of asse          500                    0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities       (3,936)                   0
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                  0               15,000
    Proceeds of loans from stockholders       83,490               94,801
    Repayment of loans to stockholders       (50,188)             (33,534)
                                       _______________     _______________
        Net Cash Flows Provided By
         Financing Activities                 33,302               76,268
                                       _______________     _______________
Net Increase/(Decrease) in Cash                8,947              (11,753)

Cash and Cash Equivalents at
 Beginning of Period                             111               12,803
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                                 9,057                1,050
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
 Stock issued for payment of services        215,975              130,125
 Stock issued for purchase of intangibles          0               90,000
 Stock issued for purchase of prepaid assets 149,898                    0
 Stock issued for repayment of debt           35,214                    0


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Unaudited)
Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                     November 30, 2003   November 30, 2002
                                        _______________    _______________

Net Loss                                $   (271,857)      $     (323,642)
    Add items not requiring outlay of cash:
        Depreciation and amortization         26,123               32,650
        Bad Debts                                  0                    0
        Expenses paid by issuing stock       215,975              130,125
        Gain on sale of assets                   411                    0

    Cash was increased by:
        Decrease in accounts receivable          347                    0
        Decrease in inventory                      0               10,640
        Decrease in prepaid expenses               0               14,797
        Decrease in other current asset            0                1,500
        Decrease in deposits                       0                    0
        Decrease in other assets                   0                    0
        Increase in accrued interest payable   9,207                4,443
        Increase in accounts payable          49,865               64,854

    Cash was decreased by:
        Increase in accounts receivable            0              (22,612)
        Increase in other assets                   0                    0
        Increase in inventory                (47,646)                   0
        Decrease in accounts payable               0                    0
        Decrease in accrued expenses          (2,668)                (776)
        Decrease in other current liabilities   (176)                   0
        Decrease in accrued interest payable  (9,207)                   0
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities           (20,419)             (88,021)
                                        ===============    ===============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom changed its direction to focus on separating its business segments. The goal is to identify at least one target company for each of the Company's subsidiaries.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

The Company is in the process of finalizing spin off's for USA SportsNet Company and MyZipSoft, Inc. At the time this report was being prepared neither transaction was completed. For more information please refer to "Subsequent Events" within this report. eCom's subsidiaries are listed below indicating either if agreements have been made or pending, along with the prospective target company.

1.  USA Performance Products, Inc.
2.  eSecureSoft Corp.
3.  USA SportsNet Company*          American Capital Holding, Inc.
4.  MyZipSoft, Inc. *               Freedom 4 Wireless, Inc.
5.  USAS Digital, Inc.**            Smart Pill Diagnostics, Inc.
6.  Pro Card Corp. **               Cornerstone Energy Partners
7.  AAB Company **                  21st Century Exploration Corp.
8.  A Classified Ad, Inc.
9.  Swap and Shop Corp
10. A Super Deal, Inc.


*  Agreement
** Pending

It is the Company's intention to eventually make available for partnership or spin off most of its subsidiaries for the purposes of attracting management and operational staff. The mission is to make each company profitable and to grow on their own, thus returning value to all shareholders.

The business segments listed below are in the process of being spun off indicating the target company that they plan to acquire.

1.  USA SportsNet Company, Palm Beach Gardens, Florida
    Product Line:  e-Commerce business.
    Target Company:  American Capital Holdings, Inc.

2.  MyZipSoft, Inc., Palm Beach Gardens, Florida
    Product Line:  Development and distribution of software.
    Target Company:  Freedom 4 Wireless, Inc.

See accompanying independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS (CONTINUED)


On April 9, 2002 we announced that we had signed a new agreement for use of high power compression encoding technology developed by MeVis Technology of Germany. The first product released using the new technology is MyPhotoZip (tm). MyPhotoZip(tm) provides a better quality image than JPEG and other compression products now on the market. We are moving ahead as quickly as possible to develop and market an array of compression products using this new technology while it is still the state of the art. Software Development Kits (SDK's) are also available. This will be assigned to our eSecureSoft division.

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

On December 12, 2002 we signed a contract to purchase the software rights to FotoCrazy from Interveloce.net. FotoCrazy is an on-line subscription based photo-album system, which will allow users to post and organize digital images on their own web pages. This product will be renamed MyAlbumZip and is scheduled to be released in 2004.

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

On November 30, 2003, the Company acquired the Internet URL, PhotoZip.com, for a total cost of $3,076. This asset will be amortized over five years . Amortization related to this assets will begin December 1, 2003.


See accompanying independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


NOTE A - NATURE OF OPERATIONS (CONTINUED)

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $16,875 as of November 30, 2003.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $10,125 as of November 30, 2003.

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

See accompanying independent accountants' review report.
                                     12
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


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

On November 30, 2003, inventory consisted of the following:

Finished goods           $   36,697
Work in process             158,337
Raw materials                     0
                         ----------
      Total inventory    $  195,035
                         ==========

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

See accompanying independent accountants' review report.
                                     13

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 2003 and May 31, 2003:
                                       November 30, 2003    May 31, 2003
                                       -----------------    ------------
Computer hardware                        $    151,471      $    150,111
Computer software                              56,308            56,308
Furniture, fixtures and equipment              47,760            47,760
Tools, dies and fixtures                       57,401            57,401
                                        ----------------    ------------
    Total Cost                                312,940           311,580

Accumulated Depreciation                      279,619           264,288
                                          ------------      ------------
  Total Net Property and Equipment       $     33,321      $     47,292
                                          ============      ============
Depreciation expense included in the cost
of sales for the periods ended are:      $     15,331      $     45,053

The useful lives assigned to property and equipment to compute depreciation are:
          Computer Hardware                   5 years
          Computer Software                   5 years
          Furniture, fixtures and equipment   7 years
          Tools, dies and fixtures            5 years


NOTE F - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $10,550 and $9,430 as of November 30, 2003 and May 31, 2003, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $16,875 as of November 30, 2003.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $10,125 as of November 30, 2003.


See accompanying independent accountants' review report.
                                     14


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE F - INTANGIBLE ASSETS (CONTINUED)


On September 18, 2002, the Company issued 25,000 shares of stock as payment towards the purchase of FotoCrazy software. This deposit was recorded as $1,125.


On August 1, 2003, the Company agreed to pay Digital River $2,000 to develop a distribution system for the MyPhotoZip compression software.

On November 30, 2003, the Company acquired the Internet URL PhotoZip.com for a total cost of $3,706.04.



NOTE G - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.


NOTE H - LONG-TERM DEBT

Long-term debt as of November 30, 2003 and May 31, 2003 consisted of:

                                             November 30, 2003    May 31, 2003
                                              ---------------     ------------
A non-interest bearing, non-collateralized loan
from an offshore corporation that is due on
demand.                                              184,220          184,220

Three non-interest bearing, non-collateralized
loans from stockholders.  The loans are due on
demand.                                              444,171          416,668
                                                  ----------       ----------
     Total Long-Term Debt                            628,391          600,888
     Less Current Portion                           (628,391)        (600,888)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2004                                    628,391          600,888
                                                  ----------       ----------
                                                   $ 628,391        $ 600,888
                                                  ==========       ==========


See accompanying independent accountants' review report.
                                     15



ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE I - COST OF SALES

Included in the cost of sales are the following:

                                             November 30, 2003  May 31, 2003
                                               ------------     ------------
Shipping and handling costs                     $       806     $         0
Packaging costs                                         124             460
                                                ------------    ------------
        Total                                   $       930     $       460
                                                ============    ============
Shipping income                                 $     1,717     $     8,946
                                                ============    ============


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2004. Future minimum lease payments including sales tax as of November 30, 2003 are:
Fiscal Years ending:

            May 31, 2004                      $ 22,610
            May 31, 2005                         1,855
            May 31, 2005                             0
                                               -------
            Total Minimum Lease Payments      $ 24,465

Rent expense for the six-month period ending November 30, 2003 and 2002 are $30,933 and $40,726 respectively.


We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict.

Our dispute with four companies had similar suits of non-payment against either eCom eCom.com or it's subsidiary USA Performance Products. Each of these suits were initially settled during the fiscal year ending May 31, 2002. However two matters have recently come to light. The first matter concerning National Paintball which has notified us through their attorney that the issuance of stock agreed upon in the settlement was insufficient to cover the settlement. The company is currently trying to determine the circumstances which led to the shortfall. The second matter is the attorney for Renick Enterprises Inc. has notified us of his contention that the company failed to complete its agreement by the appropriate date. Management feels that the claim is unfounded and that the company met its obligation timely.


See accompanying independent accountants' review report.
                                     16

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

At the time of this filing the court ruled in favor of the Company. Please refer to Subsequent Events for more information on this matter.

On May 15, 2002 a settlement was reached with Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of accounts payable. USA Performance products gave up raw material located at Renick.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. The Company disputes this claim. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance reportedly owed National Paintball as of November 30, 2003 is $59,475.83.

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia in return for cancellation of $437,362 ($.34 per share) of the debt owed to him. The balance owed to Mr. Panaia at November 30, 2003 was $330,791.

See accompanying independent accountants' review report.
                                     17


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of November 30, 2003 is $40,000.

NOTE L - BUSINESS SEGMENTS

Prior to the Board of Directors decision to spin of its subsidiaries the Company's reportable segments were business units that offer different products and services. The Company had two reportable segments: electronic commerce and software. The electronic commerce segment has provided an e-commerce infrastructure to enable small businesses to expand to the Internet. The e-commerce segment focuses on classifieds, auctions and its paintball gun company. The software segment focuses on the design and resale of secure software applications for compression and transmission of large data files.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                                  Electronic
                      Paintball     Commerce       Totals
Six Months Ended:    ----------   ----------    ----------
November 30, 2003
------------------
Revenues             $   32,355    $  1,954        34,309
Interest expense            338      17,661        17,999
Depreciation              7,687       7,664        15,331
Amortization                 -       10,792        10,792
Segment loss            (30,550)   (241,307)     (271,857)
Segment assets          186,270     279,980       291,547

                                  Electronic
                      Paintball     Commerce       Totals
Six Months Ended:    ----------    --------     -----------
November 30, 2002
-----------------
Revenues             $   76,706    $  7,118        83,824
Interest expense            270       4,668         4,938
Depreciation             11,573      10,954        22,527
Amortization                 -       10,127        10,127
Segment loss            (28,240)   (295,401)     (323,642)
Segment assets          392,979     285,969       678,948

See accompanying independent accountants' review report.
                                     18

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $629,638 at November 30, 2003 and by $724,098 at May 31, 2003 and that the Company has incurred net operating losses since inception.

eCom has been funding operations and software development through product sales, asset sales, shareholder loans and private sales of company stock. eCom contracted with Digital River Inc to market and distribute MyPhotoZip. USA Performance Products completed its approval with the United States General Services Administration. The Viper M-1 paintball gun can now be purchased through GSA Advantage, the Federal Government's online purchasing system. eCom is continuing to look for partners or buyers for the USA Performance Products division.

In accordance with the May 2001 agreement to sell the 1-800-PAINTBALL number, the Company agreed not to sell paintball accessories for a period of three years which will end in May 2004. The company continues to manufacture and sell the Viper paintball gun. The Company is currently focusing its efforts on locating a business partner for its USA Performance Products, Inc. to engage in the manufacturing, sales and distribution of a complete line of paintball products.

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                                   November 30, 2003
                                                     --------------
         Loss carry forward for tax purposes          $  6,906,165
                                                     ==============
         Deferred tax asset (34%)                        2,348,096
         Valuation allowance                            (2,348,096)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============



See accompanying independent accountants' review report.
                                     19



ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


NOTE N - INCOME TAXES (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2003 was approximately $6,906,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE O - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's consolidated financial results.


NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

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

See accompanying independent accountants' review report.
                                     20

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $21,911. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.













See accompanying independent accountants' review report.
                                     21













ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the six-month periods ended November 30, 2003 and 2002 and the Form 10-KSB for the fiscal year ended May 31, 2003.

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


Overview

The results of its operations during the six months ended November 30, 2003 were a reflection of the continued evolution of its new business model. Management is also developing a debt reduction plan with the goal of reducing current debt by at least 50% within the next reporting period.

eCom recently changed its direction to focus on locating target companies to partner, merge with or acquire for three of its current business segments, USA SportsNet, Inc., USA Performance Products, Inc., and MyZipSoft, Inc.

This plan was undertaken to allow management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

The Company previously developed an e-commerce infrastructure that provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model, using Company developed e-commerce concepts to sell paintball products.

However, the current business model was revised with the intention of eventually separating all ten (10) business segments into independent operating public companies. The first three are described above, the remaining seven (7) are listed within this section.

ECOM ECOM.COM, INC.

As previously stated, the company realized that it did not have the proper resources to develop all ten (10) of its business segments in a timely manner. Thus decided to look towards a spin-off or partnership so that it may obtain the necessary outside resources. Also, there were indications that potential business partners desired to be involved with only one of eCom's many business segments.

The Company's new mission is to find prospective companies which will allow all business segments to grow, expand and become profitable through an affiliation or partnership with other successful companies and become of more value to shareholders. There are two firm and three pending prospects to report at this time. However, if and when these spin offs are accomplished, it is the company's intention to make them independent public companies and to use a pro-rata basis to distribute any new shares to current eCOM shareholders.

The two business segments that have firm prospects are described below.

1.  USA SportsNet Company, Palm Beach Gardens, Florida
Product Line: e-Commerce business through Internet auction, sale and swapping of sports memorabilia. Articles are both company owned as well as those listed by private parties.

2.  MyZipSoft, Inc., Palm Beach Gardens, Florida
Product Line: Development and distribution of software. Its first product is a high-compression software called MyPhotoZip (TM). The Company considers this product "the ultimate image compression tool", that enables compression of still images up to 2500 to 1 with very little loss of quality.

eCom eCom's subsidiaries are listed below indicating agreements either completed or pending, along with the prospective target company.

1.  USA Performance Products, Inc.
2.  eSecureSoft Corp.
3.  USA SportsNet Company*          American Capital Holding, Inc.
4.  MyZipSoft, Inc. *               Freedom 4 Wireless, Inc.
5.  USAS Digital, Inc.**            Smart Pill Diagnostics, Inc.
6.  Pro Card Corp. **               Cornerstone Energy Partners
7.  AAB Company **                  21st Century Exploration Corp.
8.  A Classified Ad, Inc.
9.  Swap and Shop Corp
10. A Super Deal, Inc.

*  Agreement
** Pending

Shareholders who maintain their shares in ECEC will be entitled to a prorata share of each spin off as it occurs. Meaning you must own ECEC stock on the Date of Record. The Company wishes to stress that each spin off will have a different Date of Record. It urges all shareholders to be patient as this type of transaction has many steps and takes time.

These spin offs will bring additional value to all ECEC shareholders when completed. Not only will each new spin off company be an additional holding for

ECOM ECOM.COM, INC.

every shareholder but as an additional benefit the Company is applying to the IRS for it to be treated as a tax free distribution.

The Company plans to apply for listing on the AMEX as soon as it can qualify which incidentally requires a minimum stock price of $3.00 per share. As you can see there are many steps that the Company must take, so again, all investors are asked to be patient as the spin off plan was undertaken for your benefit. Fractional shares, if any, will be paid to you in cash.

Over the past several years, two realities have been made clear: 1) investor appetite for technology stocks diminished; and 2) e-commerce spending declined. eCom restructured its business operations to preserve the Company's future in these difficult markets. This transformation continues today. As a result of this focused execution, we believe we have set the stage to propel eCom's future business. The restructuring consists of creating business segments by seeking management and operational partners for each either through a merger or spin-off.

The Company cancelled almost all of its existing partnerships and teaming agreements. It has settled all but two legal actions. Both the Renick and National Paintball cases were settled but were reopened by the plaintiffs. The Company feels that neither case will have a major adverse effect and will be settled soon.

Our company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed below, our current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.


Results of Operations

Comparison of the six months ended November 30 2003 with the six months ended November 30, 2002.

Revenue for the six-month period ended November 30, 2003 was $34,309 compared to $83,823 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Our USA Performance Products subsidiary had entered into a proposed sale of the Viper product line during February 2001. In order to comply with the terms of the sales contract, all Viper inventory was taken out of production in preparation for shipment during April 2001. The sale subsequently was canceled. We intend to rebuild Viper sales volume in anticipation of the eventual sale of this product line.

Gross profit decreased from $17,406 in the prior year period to $748 in the current six-month period. Depreciation expense contributed $15,331 to the current deficit in gross profit. Depreciation expense amounted to 45% of revenue in the current year and only 27% of revenue in the prior year.

ECOM ECOM.COM, INC.

The company continues to make improvements in cutting its operating costs. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $21,764 in the six months ended November 30, 2003 to $2,848 in the current six-month period. Product development expenses were cut from $14,667 in the prior year period to $9,750 in the current six-month period. General and administrative costs dropped from $312,142 in prior year to $231,626 in the current six-month period. Most of this cost savings was generated from a reduction in personnel and overhead.

Amortization expense increased from $10,127 to $10,792 as a result of increases in intangible assets. During the current six-month period, the company began amortizing the development costs associated with allowing Digital River to distribute MyPhotoZip (TM).

The company incurred net interest expense of $17,999 in the current six month period compared to a net interest expense of $4,937 in the prior year six month period. This was primarily due to the increased need to borrow funds to finance current operations.

Our operations for the six months ended November 30, 2003 resulted in a net loss of $271,857, a $51,785 improvement over the net loss of $323,642 recorded during the six months ended November 30, 2002.

Liquidity and Capital Resources

As of November 30, 2003, current assets totaled $330,014 compared to $151,471 at the end of the prior fiscal year. Of the $178,543 increase in total current assets, inventory accounted for $47,646 of the increase and prepaid assets accounted for $122,298. The investment in prepaid assets will be used for future consulting related to our evolving business model.

Accounts Payable increased $49,865 to $320,450 during the current six months. This increase in accounts payable helped fund the operating loss of the company.

Current liabilities increased from $875,569 at the end of the prior fiscal year to $959,652 at the end of the current quarter, an increase of $84,083.

Net cash used in operating activities was $20,419 during the current six-month period compared to $88,021 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $251,189 towards our operating deficit during the current six-month period.

Financing activities provided net cash of $33,302 during the first six months of the current year, consisting primarily of loans from stockholders.

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

ECOM ECOM.COM, INC.

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

ECOM ECOM.COM, INC.

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

On May 15, 2002 a settlement was reached with Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of accounts payable. USA Performance products gave up raw material located at Renick. At the time of this filing the court ruled in favor of the Company. Please refer to Subsequent Events for more information on this matter.

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


ITEM 2. Changes in Securities.
        None

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None
                                  27
ECOM ECOM.COM, INC.

ITEM 5. Other Events.

The company is in the process of replacing its attorney, Carol Anne Plowman who had notified the company that she will no longer be practicing in the securities field. Several attorneys are under consideration.

The company was notified that its lead market maker, Equitrade Securities Inc. of Lake Forest CA was shutting down its operations. The company is presently looking for a replacement, however there are currently over 40 broker/dealers making markets in our stock.

The company signed an agreement with Digital River to provide e-marketing services for on-line sales of all of its software products. Results thus far have been minimal. A software partner is being sought to assist in this portion of the Company.

On December 24, 2003 the Board of Directors of eCom eCom.com amended the Articles of Incorporation. Article Four now was changed to increase the authorized shares of the corporation from fifty million shares to two hundred million shares.


On January 12, 2004, the Board of Directors of USA SportsNet Company (USASN) approved the following resolutions:

A motion was made and passed agreeing to the terms and conditions of the Asset Agreement between USASN and American Capital Holdings, Inc. (ACH) regarding the acquisition of certain assets of ACH.

In addition the Board of Directors agrees to change the company name to American Capital Holdings, Inc.

A motion was made and passed agreeing to a reverse split of 20 to 1 of the final outstanding shares of USA SportsNet, Inc. of 49,955,112. The Company will purchase all fractional shares at market price. It also agrees that the Date of Record for USASN shareholder ownership was January 5, 2004 for the spin off.

A motion was made and passed to appoint Barney Richmond to the Board of Directors and President and Richard Turner to the Board of Directors and Treasurer.

The Board of Directors of eCom has passed the following resolution:

Pursuant to the Advisory Board's Report of October 4, 2003, eCom will spin-off its subsidiary MyZipSoft, Inc. The Board views this spin-off in the best interest of its shareholders and it complies with SEC Staff Legal Bulletin No.
4. Further, it voted to issue one share of the spin-off for every share of eCom owned as of the record date which will be announced.

On May 15, 2002 a settlement was reached with Renick Enterprises, Inc. As part of the settlement USAPP received cash, notes receivable, inventory, and cancellation of accounts payable. USA Performance products gave up raw material located at Renick. At the time of this filing the court ruled in favor of the

                                  28
ECOM ECOM.COM, INC.

Company. The judge hearing the case verbally ruled that the grounds for the claim were insufficient and dismissed the action. The Company has not received the official court paperwork. The Company is also considering further legal action against the plaintiff to recover its legal costs to defend this case.

The Company has decided to relocate its executive offices at 2700 PGA Blvd., Palm Beach Gardens, FL. Several locations are under consideration. If a site is not found by January 31, 2004, the Company will temporarily use its facility at 8125 Monetary Drive, Riviera Beach, FL.



ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    30

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    31

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        32

(b) Reports on Form 8-K:
    None


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

January 21, 2004                   By:  /s/  David J. Panaia
                                             David J. Panaia,
                                             Chief Executive Officer



January 21, 2004                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer







                                     29

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

Date: January 21, 2004

/s/ David J. Panaia
--------------------------
David J. Panaia
Chief Executive Officer
                                     30
Exhibit 31.2

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

Date: January 21, 2004

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                     31

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending Novemer 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), David J. Panaia, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    David J. Panaia

      David J. Panaia
      Chief Executive Officer
      January 21, 2004

      /s/     Richard c. Turner

      Richard C. Turner
      Chief Financial Officer
      January 21, 2004

[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com Inc.
and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-QSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., Post Office Box 32044, Palm Beach Gardens, Florida 33420. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.