Form 10QSB
period 2004-02-29
ECOM ECOM COM INC
filed 2004-04-14
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 29, 2004
                   Commission File Number 33-96638-A

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

As of February 29, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           February 29, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Consolidated Balance Sheets:
              February 29, 2004 and May 31, 2003  (Unaudited)           4

          Consolidated Statements of Operations:
              Nine Months Ended February 29, 2004 and
              February 28, 2003  (Unaudited)                            5

          Consolidated Statements of Operations:
              Three Months Ended February 29, 2004 and
              February 28, 2003  (Unaudited)                            6

          Consolidated Statements of Shareholders' Deficit:
              Years Ended May 31, 2003 and 2002 and the
              Nine Months Ended February 29, 2004   (Unaudited)         7

          Consolidated Statements of Cash Flows:
              Nine Months Ended February 29, 2004 and
              2003  (Unaudited)                                         8

          Notes to Consolidated Financial Statements                   10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    21

ITEM 3    CONTROLS AND PROCEDURES                                      29

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   30

SIGNATURES AND CERTIFICATIONS                                          33

          Exhibit 31.1  Certification required under Section 302 of    33
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    34
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to       36
                        Section 906 of the Sarbanes-Oxley Act





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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of February 29, 2004 and May 31, 2003, and the related consolidated statements of operations, for the three-month periods and the nine-month periods ended February 29, 2004 and February 28, 2003, the consolidated statement of stockholders' deficit from May 31, 2002 through February 29, 2004, and the consolidated statement of cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $510,739 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wieseneck, Andres & Company, P.A.
April 14, 2004









                                      3
eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            February 29, 2004   May 31, 2003
                                            -----------------   ------------
                        ASSETS
Current Assets
  Cash and cash equivalents                       $   1,819       $     111
  Accounts receivable other                              92             347
  Inventories                                       189,834         147,389
  Prepaid expenses                                  104,044           3,624
                                                ------------    ------------
    Total Current Assets                            295,789         151,471
                                                ------------    ------------
Property and Equipment, net                          25,572          47,292
                                                ------------    ------------
Other Assets
  Intangible assets, net                             63,974          74,978
  Other assets                                        8,757           9,383
                                                ------------    ------------
    Total Other Assets                               72,731          84,361
                                                ------------    ------------
      Total Assets                                $ 394,092       $ 283,124
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $ 295,899       $ 270,585
  Accrued expenses                                   45,500           2,694
  Other Current Liabilities                             457           1,402
  Current portion of long-term debt                 451,278         600,888
  Interest accrued on current portion                13,394               -
                                                ------------    ------------
    Total Current Liabilities                       806,528         875,569

Notes Payable, Net of Current Portion                     -               -
                                                ------------    ------------
  Total Liabilities                                 806,528         875,569
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 49,955,112 and
    36,393,112 shares issued and outstanding          4,995           3,639
  Paid-in capital                                 6,579,537       6,048,622
  Accumulated deficit                            (6,996,968)     (6,644,706)
  Treasury stock                                          -               -
                                                ------------    ------------
    Total Stockholders' Deficit                    (412,436)       (592,445)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $ 394,092       $ 283,124
                                                ============    ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                            For the Nine Months Ended
                                     February 29, 2004     February 28, 2003
                                        ______________      _______________
Revenues

  Net Sales                            $       47,806       $      113,329
  Cost of Sales                               (47,799)             (90,466)
                                        ______________      _______________
      Gross Profit                                  7               22,863
                                        ______________      _______________

Other Operating Expenses
  Sales and marketing                           3,126               23,148
  Product development                          14,625               14,900
  General and administrative                  332,337              405,455
  Amortization                                 16,352               15,192
                                        ______________      _______________
      Total Operating Expenses                366,440              458,695
                                        ______________      _______________
Loss from Operations                         (366,433)            (435,832)

Other Income (Expense)
  Interest income                                   4                    -
  Interest expense                            (30,170)              (9,605)
  Gain on disposal of asset                    44,337             (254,480)
                                        ______________      _______________
      Net Other Expenses                      (14,171)            (264,085)
                                        ______________      _______________

Net Loss                                $    (352,262)            (699,917)
                                        ==============      ===============

Net Loss Per Common Share               $       (.008)               (.023)
                                        ==============      ===============

Weighted Average Shares Outstanding         42,532,642          30,706,907
                                        ==============      ===============










See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      5
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                        For the Three Months Ended
                                February 29, 2004          February 28, 2003
                                _________________          __________________
Revenues
  Net Sales                     $         13,497           $         42,089
  Cost of Sales                          (14,238)                   (30,414)
                                    ______________              _____________
     Gross Profit                           (741)                    11,675
                                    ______________              _____________
Operating Expenses
 General and administrative              100,711                    285,953
  Sales and marketing                        278                      4,262
  Product development                      4,875                      7,578
  Amortization                             5,560                        560

                                    ______________              _____________
     Total Operating Expenses            111,424                    298,353
                                    ______________              _____________
Loss from Operations                    (112,165)                  (286,678)

Other Income (Expense)
  Interest income                              4                          2
  Interest expense                       (12,171)                    (1,865)
  Gain/(Loss) on disposal of asset        43,927                          0
                                    ______________              _____________
     Net Other Expenses                  (31,760)                    (1,863)
                                    ______________              _____________

Net Loss                       $         (80,405)                  (288,541)
                                    ==============              =============

Net Loss Per Common Share      $           (.002)                     (.011)
                                    ==============              =============

Weighted Average Shares Outstanding    49,955,112                 33,609,445
                                    ==============              =============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2003 AND 2002 AND THE NINE MONTHS ENDED FEBRUARY 29, 2004
(Unaudited)
                  Number     At      Add'l                          Total
                    of       Par    Paid In   Accum'd    Treasury Stockholder
                  Shares    Value   Capital   Deficit     Stock     Deficit
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2001  19,010,836 $1,901 $4,127,083 $(4,391,382)$    -   $ (262,398)

Issuance of
  Common Stock   7,728,686    773  1,628,684           -      -    1,629,457
Net Loss                 -      -          -  (1,482,533)     -   (1,482,533)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2002  26,739,512 $2,674 $5,755,767 $(5,873,915)$    -   $ (115,474)

Issuance of
  Common Stock   9,653,600    965    292,855           -      -      293,820
Net Loss                 -      -          -    (770,791)     -     (770,791)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  May 31, 2003  36,393,112 $3,639 $6,048,622 $(6,644,706)$    -   $ (592,445)

Issuance of
  Common Stock  13,562,000  1,356    530,915           -      -      532,271
Net Loss                 -      -          -    (271,856)     -     (352,262)
                ---------- ------ ---------- ----------- -------- -----------
Balance,
  Feb 29, 2004  49,955,112 $4,995 $6,579,537 $(6,996,968)$    -   $ (412,436)
                ========== ====== ========== =========== ======== ===========



















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(Unaudited)

                                     February 29, 2004   February 28, 2003
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers              47,805            113,329
    Interest income                                4                  0
    Cash paid to suppliers and employee      (80,977)          (269,499)
    Interest paid                            (24,773)            (9,187)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                (57,941)          (165,357)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cancellation of security deposits         (2,676)                 0
    Purchase of equipment                     (1,360)                 0
    Purchase of intangible assets             (3,076)                 0
    Proceeds received from sale of equipment     500                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities       (6,613)                 0
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                  0             37,590
    Proceeds of loans from stockholders      154,165            182,653
    Repayment of loans to stockholders       (87,903)           (66,520)
                                       _______________     _______________
        Net Cash Flows Provided By
         Financing Activities                 66,262            153,723
                                       _______________     _______________
Net Decrease in Cash                           1,709            (11,634)

Cash and Cash Equivalents at
 Beginning of Period                             111             12,803
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                                 1,819              1,169
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
 Stock issued for payment of services        215,975            235,985
 Stock issued for purchase of intangibles          0             90,000
 Stock issued for purchase of prepaid assets 149,898                  0
 Stock issued for payment of debt             35,214             24,510


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2003 AND FEBRUARY 28, 2003
(Unaudited)
Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                       February 29, 2004   February 28, 2003
                                        _______________    _______________

Net Loss                                     (352,262)           (699,917)
    Add items not requiring outlay of cash:
        Depreciation and amortization          39,432              48,978
        Expenses paid by issuing stock        215,975             165,173
        Gain on sale of assets                    535                   0

    Cash was increased by:
        Decrease in accounts receivable           255                   0
        Decrease in inventory                       0              15,413
        Decrease in prepaid expenses                0             150,586
        Decrease in other current asset             0             187,000
        Increase in accrued interest payable   13,394                   0
        Increase in accounts payable           25,314                   0
        Increase in accrued expenses           42,806                   0
    Cash was decreased by:
        Increase in accounts receivable             0                (327)
        Increase in inventory                 (42,445)                  0
        Decrease in accrued expenses                0              (1,961)
        Decrease in other current liabilities    (945)                  0
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities            (57,941)           (165,357)
                                        ===============    ===============














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom changed its direction to focus on separating its business segments. The goal is to identify at least one target company for each of the Company's ten subsidiaries. The Company will eventually identify an acquisition for itself. This will then bring the total to eleven independently operating companies.

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

1.  USA Performance Products, Inc.
2.  eSecureSoft Corp.
3.  USA SportsNet Company*          American Capital Holding, Inc.
4.  MyZipSoft, Inc. *               Freedom 4 Wireless, Inc.
5.  USAS Digital, Inc.**            Smart Pill Diagnostics, Inc.
6.  Pro Card Corp. **               Cornerstone Energy Partners
7.  AAB National Company **         21st Century Exploration Corp.
8.  A Classified Ad, Inc.
9.  Swap and Shop Corp
10. A Super Deal, Inc.

*  Agreement
** Pending

It is the Company's intention to eventually make available for partnership or spin off all of its ten subsidiaries for the purposes of attracting management and operational staff. The mission is to make each company profitable and to grow on their own, thus returning value to all shareholders.

The business segments listed below are in the process of completing the spin-off procedure and indicating the target company that they plan to acquire.

1.  USA SportsNet Company, Palm Beach Gardens, Florida
    Product Line:  e-Commerce business.
    Target Company:  American Capital Holdings, Inc.

2.  MyZipSoft, Inc., Palm Beach Gardens, Florida
    Product Line:  Development and distribution of software.
    Target Company:  Freedom4Wireless, Inc.

See accompanying independent accountants' review report.
                                      10
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

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

On July 15, 2002 we announced the availability of MyPhotoZip(tm) for download from our new website, www.myphotozip.com. In addition, we provided details of the primary marketing strategy for all of our company's compression products which is based on an agreement signed with Plugin Technologies of the United Kingdom. Using Plugin's network of thousands of sales affiliates, ECOM's product lines was promoted globally to a variety of market segments. While broadening the target audience to international markets, this approach takes advantage of the Internet without incurring the heavy cost of traditional Internet-based advertising programs. This will be assigned to our eSecureSoft division.

On September 18, 2002, the Company issued 25,000 shares of stock as payment towards the purchase of FotoCrazy software. This deposit was recorded as $1,125.

On December 12, 2002 we signed a contract to purchase the software rights to FotoCrazy from Interveloce.net. FotoCrazy is an on-line subscription based photo-album system, which will allow users to post and organize digital images on their own web pages. This product will be assigned to eSecureSoft in the near future. This will be assigned to our eSecureSoft division.


See accompanying independent accountants' review report.
                                      11
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE A - NATURE OF OPERATIONS (CONTINUED)


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

On November 30, 2003, the Company acquired the Internet URL, PhotoZip.com, for a total cost of $3,076. This asset will be amortized over five years. Amortization related to this assets will begin December 1, 2003.

Please refer to "Other Events" for additional information.


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

See accompanying independent accountants' review report.
                                     12
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


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

On February 29, 2004, inventory consisted of the following:

Finished goods           $   36,883
Work in process             152,951
Raw materials                     0
                         ----------
      Total inventory    $  189,834
                         ==========

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

See accompanying independent accountants' review report.
                                     13

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 29, 2004 and May 31, 2003:
                                       February 29, 2004    May 31, 2003
                                       -----------------    ------------
Computer hardware                        $    151,471      $    150,111
Computer software                              56,308            56,308
Furniture, fixtures and equipment              47,760            47,760
Tools, dies and fixtures                       57,401            57,401
                                        ----------------    ------------
    Total Cost                                312,940           311,580

Accumulated Depreciation                      287,369           264,288
                                          ------------      ------------
  Total Net Property and Equipment       $     25,571      $     47,292
                                          ============      ============
Depreciation expense included in the cost
of sales for the periods ended are:      $     23,081      $     45,053

The useful lives assigned to property and equipment to compute depreciation are:
          Computer Hardware                   5 years
          Computer Software                   5 years
          Furniture, fixtures and equipment   7 years
          Tools, dies and fixtures            5 years


NOTE F - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $11,110 and $9,430 as of February 29, 2004 and May 31, 2003, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $19,688 as of February 29, 2004.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $11,812 as of February 29, 2004.

On September 18, 2002, the Company issued 25,000 shares of stock as payment towards the purchase of FotoCrazy software. This deposit was recorded as $1,125.

See accompanying independent accountants' review report.
                                     14


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE F - INTANGIBLE ASSETS (CONTINUED)

On August 1, 2003, the Company agreed to pay Digital River $2,000 to develop a distribution system for the MyPhotoZip compression software. Accumulated amortization related to this asset is $1,167 as of February 29, 2004.

On November 30, 2003, the Company acquired the Internet URL PhotoZip.com for a total cost of $3,706.04.

Intangible assets with a finite usefull life aquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually.

NOTE G - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.


NOTE H - LONG-TERM DEBT

Long-term debt as of February 29, 2004 and May 31, 2003 consisted of:

                                             February 29, 2004    May 31, 2003
                                              ---------------     ------------
A non-interest bearing, non-collateralized loan
from an offshore corporation that is due on
demand.  A settlement was reached with this
corporation and the note was converted to
paid-in-capital on January 24, 2004.                       0          184,220

Three non-interest bearing, non-collateralized
loans from stockholders.  The loans are due on
demand.                                              449,153          416,668
                                                  ----------       ----------
     Total Long-Term Debt                            449,153          600,888
     Less Current Portion                           (449,153)        (600,888)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2004                                    449,153          600,888
                                                  ----------       ----------
                                                   $ 449,153        $ 600,888
                                                  ==========       ==========


See accompanying independent accountants' review report.
                                     15



ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE I - COST OF SALES

Included in the cost of sales are the following:

                                            February 29, 2004   May 31, 2003
                                               ------------     ------------
Shipping and handling costs                     $       815     $         0
Packaging costs                                         124             460
                                                ------------    ------------
        Total                                   $       939     $       460
                                                ============    ============
Shipping income                                 $     2,405     $     8,946
                                                ============    ============


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expires June 30, 2004. Future minimum lease payments including sales tax as of February 29, 2004 are:
Fiscal Years ending:

            May 31, 2004                      $  5,565
            May 31, 2005                         1,855
            May 31, 2005                             0
                                               -------
            Total Minimum Lease Payments      $  7,420

Rent expense for the nine-month periods ending February 29, 2004 and February 28 2003 are $42,668 and $57,612 respectively.

We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict.

Our dispute with four companies had similar suits of non-payment against either eCom eCom.com or it's subsidiary USA Performance Products. Each of these suits were initially settled during the fiscal year ending May 31, 2002. However two matters resurfaced. The first matter concerning National Paintball which had notified us through their attorney that the issuance of stock agreed upon in the settlement was insufficient to cover the settlement. The company is currently trying to determine the circumstances which led to the shortfall. This matter is being negotiated. The second matter is the attorney for Renick Enterprises Inc. had notified us of his contention that the company failed to complete its agreement by the appropriate date. Management felt that the claim was unfounded and that the company met its obligation timely.

See accompanying independent accountants' review report.
                                     16
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The court has ruled in favor of the Company. Please refer to Subsequent Events for more information on this matter.


National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743 is owed to the complainant. The Company disputes this claim. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance reportedly owed National Paintball as of February 29, 2004 is $59,476.

NOTE K - RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a Bahamian corporation of Nassau, Bahamas, to retain Axis for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary,
USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide
management oversight of USAPP in connection with this agreement.   In 1999,
Axis loaned the Company $296,000, and this indebtedness was reduced by $111,780 through the issuance of 150,000 shares of the Company's common stock. The Company settled the balance of this debt to Axis for $184,220.

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

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of February 29, 2004 is $40,000.

See accompanying independent accountants' review report.
                                     17
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE L - BUSINESS SEGMENTS

Prior to the Board of Directors decision to spin of its ten subsidiaries the Company's reportable segments were business units that offer different products and services. The Company had two reportable segments: electronic commerce and software. The electronic commerce segment has provided an e-commerce infrastructure to enable small businesses to expand to the Internet. The e-commerce segment focuses on classifieds, auctions and its paintball gun company. The software segment focuses on the design and resale of secure software applications for compression and transmission of large data files.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There have been no intersegment sales or transfers. Revenues from sales of the Company's paintball products over the Internet are reported within the paintball segment.

The following is a summary of segment activity:

                                  Electronic
                      Paintball     Commerce       Totals
Nine Months Ended:    ----------   ----------    ----------
February 29, 2004
------------------
Revenues             $   45,521    $  2,285        47,806
Interest expense            496      29,675        30,171
Depreciation             11,531      11,550        23,081
Amortization                 -       16,352        16,352
Segment loss            (43,538)   (308,725)     (352,262)
Segment assets          181,045     213,047       394,092

                                  Electronic
                      Paintball     Commerce       Totals
Nine Months Ended:    ----------    --------     -----------
February 28, 2003
------------------
Revenues             $  103,335    $  9,994       113,329
Interest expense            270       9,335         9,605
Depreciation             17,359      16,431        33,790
Amortization                 -       15,192        15,190
Segment loss           (200,449)   (499,469)     (699,917)
Segment assets          195,762     117,130       312,892


NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that

See accompanying independent accountants' review report.
                                     18
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


current liabilities exceed current assets by $510,739 at February 29, 2004 and $724,098 at May 31, 2003 and that the Company has incurred net operating losses since inception.

eCom has been funding operations and software development through product by sales, asset sales, shareholder loans and private sales of company stock. eCom contracted with Digital River Inc to market and distribute MyPhotoZip. USA Performance Products completed its approval with the United States General Services Administration. The Viper M-1 paintball gun can now be purchased through GSA Advantage, the Federal Government's online purchasing system. eCom is continuing to look for partners or buyers for the USA Performance Products division.

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

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                                   February 29, 2004
                                                     --------------
         Loss carry forward for tax purposes          $  6,986,224
                                                     ==============
         Deferred tax asset (34%)                        2,375,316
         Valuation allowance                            (2,375,316)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

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

See accompanying independent accountants' review report.
                                     19
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS

See accompanying independent accountants' review report.
                                     20
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)


No.142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $21,911. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the nine-month periods ended February 29, 2004 and February 28, 2003 and the Form 10-KSB for the fiscal year ended May 31, 2003.

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

Overview

The results of its operations during the nine months ended February 29, 2004 were a reflection of the continued evolution of its new business model. Management has also developed a debt reduction plan which has reduced debt by 69,041 during this period.


See accompanying independent accountants' review report.
                                     21
ECOM ECOM.COM, INC.

eCom recently changed its direction to focus on locating target companies to partner, merge with or acquire for its ten business segments. USA SportsNet, Inc. and MyZipSoft, Inc. have signed Asset Purchase Agreements and are in the process of acquiring new names as a result. USA SportsNet will be known as American Capital Holdings, Inc. and MyZipSoft will be known as Freedom4Wireless, Inc.

This plan was undertaken to allow management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

The Company previously developed an e-commerce infrastructure that provided an affordable, user-friendly technological platform and professional resources to facilitate web business development. It also operated an on-line business as a test model, using Company developed e-commerce concepts to sell paintball products. This business model will be transferred to its subsidiary eSecureSoft.

All ten (10) business subsidiaries have been spun off into independent operating public companies. They are described within this section.

As previously stated, the company realized that it did not have the proper resources to develop all ten of its business segments in a timely manner. Thus decided to look towards a spin-off or partnership so that it may obtain the necessary outside resources. Also, there were indications that potential business partners desired to be involved with only one of eCom's many business segments.

The Company has identified prospective companies which will allow several business segments to grow, expand and become profitable through an acquisition, affiliation or partnership and become of more value to shareholders. There are two firm and three pending prospects to report at this time. However, if and when these spin offs are accomplished, it is the company's intention to make them independent full trading public companies and to use a pro-rata basis to distribute any new shares to current eCOM shareholders.

The two business segments that have firm prospects are described below.

1. USA SportsNet Company, Palm Beach Gardens, Florida, has signed an Asset Purchase Agreement with American Capital Holdings, Inc.

2. MyZipSoft, Inc., Palm Beach Gardens, Florida, has signed an Asset Purchase Agreement with Freedom4Wireless, Inc.

eCom eCom's subsidiaries which have been spun off are listed below indicating agreements either completed or pending, along with the prospective target company.

1.  USA Performance Products, Inc.
2.  eSecureSoft Corp.
3.  USA SportsNet Company*          American Capital Holding, Inc.
4.  MyZipSoft, Inc. *               Freedom 4 Wireless, Inc.
5.  USAS Digital, Inc.**            Smart Pill Diagnostics, Inc.

                                     22

ECOM ECOM.COM, INC.

6.  Pro Card Corp. **               Cornerstone Energy Partners
7.  AAB Company **                  21st Century Exploration Corp.
8.  A Classified Ad, Inc.
9.  Swap and Shop Corp
10. A Super Deal, Inc.

*  Agreement
** Pending

Shareholders who maintain their shares in ECEC will be entitled to a pro-rata share of each spin-off as it occurs. Meaning you must own ECEC stock on the Date of Payment. The Company wishes to stress that each spin off will have a different Date of Payment. For clarity purposes, the Date of Record which is set first, determines the outstanding shares eligible for the spin-off shares by attaching a "Due Bill" to them (this will be done by the transfer agent.) If shares are transferred or sold before the Date of Payment, the new shares belong to the new owner. It urges all shareholders to be patient as this type of transaction has many steps and takes time.

These spin offs will bring additional value to all ECEC shareholders when completed. Not only will each new spin off company be an additional holding for every shareholder but as an additional benefit the Company is applying to the IRS for it to be treated as a tax free distribution.

The Company plans to apply for listings on the AMEX as soon as each company can qualify which incidentally requires a minimum stock price of $3.00 per share. As you can see there are many steps that the Company must take, so again, all investors are asked to be patient as the spin off plan was undertaken for all shareholder's benefit. Fractional shares, if any, will be paid for in cash to each shareholder entitled.

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

About American Capital Holdings, Inc. (formerly USA SportsNet)

History. American Capital Holdings, Inc.(ACH) was incorporated in the State of Florida on January 25,1999 as US Amateur Sports Company, a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On March 24, 2003, the Company changed its name to USA SportsNet, Inc. (USASN), and recently changed its name to American Capital Holdings, Inc. in connection with its spin off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.) The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 622-4395.

                                     23

ECOM ECOM.COM, INC.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of USASN. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares will be purchased by the Company. No payment was required of the eCom shareholders.

Acquisition from American Capital Holdings. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as, and referred to hereafter as ACHI) On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 83.3% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and issued to ACHI 12,457,356 shares. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc. In addition, the Company agreed to reserve 35,000,000 of its authorized, but unissued shares, for issuance pursuant to a public offering, this includes an issue of 2,093,351 shares to Spaulding Ventures, LLC, or its shareholders, in replacement of the shares of ACHI issued or to be issued to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding (see "Acquisition of Spaulding"). The proceeds of the public offering are to be used to acquire additional interests in some of the companies in which the Company currently holds an ownership interest, to provide capital to those companies, and to acquire interests in other businesses of interest to the Company, which have not yet been identified.
Assets Acquired from American Capital Holdings. The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $3.2 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS")and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed and specifically designed to facilitate investment in oil and gas exploration in the United States, and in developing companies.
Acquisition of Spaulding. On December 30, 2003, prior to the Company's acquisition from ACHI, ACHI entered into a letter agreement with Spaulding Ventures, LLC, pursuant to which ACHI agreed to acquire all of Spaulding's assets in return for 2,093,351 shares of ACHI common stock, plus warrants to purchase a total of 209,335 additional shares of ACHI common stock at a purchase price of $6.00 per share. As part of its acquisition from ACHI of the assets ACHI acquired from Spaulding, the Company has agreed to replace the shares and warrants issued by ACHI with shares and warrants of the Company. In order to facilitate the distribution of these securities by Spaulding to its shareholders, the Company intends file a Registration Statement with the Securities and Exchange Commission registering the distribution to Spaulding's shareholders of both the acquisition shares and the shares to be issued upon exercise of the warrants.
                                     24

ECOM ECOM.COM, INC.
Assets Acquired from Spaulding. The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in ten developing companies including Spaulding.
Spaulding Ventures
Overview
Spaulding Ventures LLC, a Delaware limited liability company (the "Fund"), was a private equity fund that provides early and interim-stage financing to entrepreneurs to launch and develop growth businesses and that provides financing to established young companies as they grow toward maturity. The Fund invests in enterprises with solid disciplines and characteristics that are essential to building strong companies: top flight management; necessary and adequate financing; critical products or services; demand-pull markets; effective strategic planning and alliances; and excellent business, marketing and sales plans.

The Fund provides investors with an opportunity to participate in venture financing of a diversified portfolio of start-up and emerging companies with potentially significant operating success and also provides investors with an ability to capitalize on the Fund's affiliation with several existing venture capital and investment banking entities investing in similar sectors. Portfolio Areas of Interest
Medical
   *	Healthcare Related Applications and Services

Technology
   *	High and Low Technology Fundamental Industries
   *	Software and Hardware Advances
   *	Proprietary and Intellectual Property Content

Financial Services
   *	Financial Services Industry
   *	Application Service Providers

Fundamental Industries
   *	Petroleum and Energy Related Industry
   *	Other sound industries for investment and diversification


About Freedom4Wireless, Inc. (formerly MyZipSoft)

History. Freedom4Wireless, Inc.(F4W)was incorporated in the State of Florida on February 23, 2003 as MyZipSoft, Inc., a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On December 12, 2003, the Company changed its name to Freedom4Wireless, Inc. F4W's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 622-4395. It also has a branch office at 14 East Washington Strret, Orlando, FL.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of MZS. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of February 23, 2004.
                                      25

ECOM ECOM.COM, INC.

Fractional shares will be purchased by the Company. No payment was required of the eCom shareholders.

An Asset Purchase Agreement was signed on January 22, 2004 between MyZipSoft, Inc. hereinafter "MZS" and Freedom 4 Wireless, Inc. herein after "F4W".

Whereas, Pursuant to an Agreement between parties on 11/28/03, MZS was desirous to purchase certain assets of Freedom 4 Wireless, Inc. in order to avail itself of F4W's expertise, background and knowledge of, but not limited to, creative management, spin offs, MESH wireless technology, securities, structuring of joint ventures and acquisitions.


Business Description

Freedom 4 Wireless (F4W) is a provider of 4th Generation Mobile Broadband Wireless Services and Products. F4W's unique 4G mobile broadband wireless system provides data, video, audio, and voice services to subscribers on the move, at highway speeds.

F4W generates revenue from the selling of subscriber services, vertical product sales equipment sales and contracting to deploy turnkey wide area network wireless solutions. F4W is building a national high speed mobile broadband wireless network as well as building tactical networks for Homeland Security and Law Enforcement agencies. F4W's services and products fall into three broad categories. Freedom 4 Emergency Alert Display Services TM, Freedom 4 Mobile Services TM and Freedom 4 Smart Equipment Services TM. F4W's focus is on the public safety market in 2004 and 2005, by in 2006 F4W believes that the demand for mobile broadband services from business customers will begin to generate significant incremental revenue from the network infrastructures that originally were deployed to provide services to the Public Safety Market.

Freedom 4 Emergency Alert Display Services TM networks are networks of plasma and LCD displays that provide Emergency Alert System (EAS) and Community Alert System TM (CAS) messaging to the public in times of community crisis and distress. Such services will allow both federal and local governmental authorities to communicate with the public about imminent and immediate events that may require a quick response to save lives or improve public well-being. Built into these displays are 2-way video and voice capability so that an individuals and first responders in a crisis can communicate with emergency organizations. Freedom 4 Mobile Services TM and Freedom 4 Smart Equipment Services TM are offered through a unique mobile broadband wireless network. It is the first affordable mobile broadband wireless system, and it will offer data, voice, and media services. It will be used to provide mobile, broadband, wireless services to the Department of Homeland Service, local governments (police, fire/rescue, code enforcement, permitting, and traffic management), state departments of transportation (to meet intelligent transportation system needs), health care institutions (mobile telemedicine), corporate enterprises, small businesses, and consumers.

The vision of Freedom 4 Wireless is to provide broadband wired and wireless network services to enhance the safety and well-being of the public and to enable government agencies to increase their effectiveness and efficiency. F4W
                                     26
ECOM ECOM.COM, INC.

will do so through Freedom 4 Emergency Display Services, Mobile Services, and Smart Equipment Services. By 2007, Freedom Zone Networks envisions its initial local and regional service networks merging with one another to become a national network capable of delivering nationally coordinated, but location specific public safety information relevant to the local community and providing government agencies with the mobile broadband wireless communications capability that they so badly need.


In conclusion, the Company cancelled almost all of its existing partnerships and teaming agreements. The Company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed below, the current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.


Results of Operations

Comparison of the nine months ended February 29, 2004 with the nine months ended Febuary 28, 2003.

Revenue for the nine-month period ended February 29, 2004 was $47,806 compared to $113,329 of revenue recorded during the same period of the prior year. Current year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Revenue has declined as management increases it efforts to the successful completion of the spin-offs.

Gross profit decreased from $22,863 in the prior year period to $7 in the current nine-month period. Gross profit has been reduced by $23,081 of depreciation expenses in the current nine-month period. Depreciation expense amounted to 48% of revenue in the current year and only 30% of revenue in the prior year.

The company continues to make improvements in cutting its operating costs. Cost reduction was achieved in all major expense categories. Sales and marketing expense dropped from $23,148 in the nine months ended February 29, 2004 to $3,126 in the current nine-month period. Product development expenses declined from $14,900 in the prior year period to $14,625 in the current nine month period. General and administrative costs dropped from $405,455 in prior year to $332,337 in the current nine month period. Most of this cost savings was generated from a reduction in personnel and overhead.

Amortization expense increased from $15,192 to $16,352 as a result of increases in intangible assets. During the current nine month period, the company began amortizing the development costs associated with allowing Digital River to distribute MyPhotoZip (TM).

The company incurred net interest expense of $30,170 in the current nine month period compared to a net interest expense of $9,605 in the prior year nine month period. This was primarily due to the increased need to borrow funds to finance current operations.

                                     27

ECOM ECOM.COM, INC.

Our operations for the nine months ended February 29, 2004 resulted in a net loss of $352,262, a $347,655 improvement over the net loss of $699,917 recorded during the nine months ended February 28, 2003.

Liquidity and Capital Resources

As of February 29, 2004, current assets totaled $295,789 compared to $151,471 at the end of the prior fiscal year. Of the $144,318 increase in total current assets, inventory accounted for $42,445 of the increase and prepaid assets accounted for $100,420. The investment in prepaid assets will be used for future consulting related to our evolving business model.

Accounts Payable increased $25,314 to $295,899 during the current nine months. This increase in accounts payable helped fund the operating loss of the company.

Current liabilities decreased from $875,569 at the end of the prior fiscal year to $806,528 at the end of the current quarter, a decrease of $69,041.

Net cash used in operating activities was $57,941 during the current nine month period compared to $165,357 during the same period of the prior year. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $251,189 towards our operating deficit during the current nine-month period.

Financing activities provided net cash of $66,262 during the first nine months of the current year, consisting primarily of loans from stockholders.

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


                                     28







ECOM ECOM.COM, INC.


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



                                    29

ECOM ECOM.COM, INC.


PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.

Our dispute with Renick Enterprises, Inc. has been favorably settled. The matter concerning National Paintball in which they notified us through their attorney that the issuance of stock agreed upon in the settlement was insufficient to cover the settlement. This matter was brought before the courts by Renick and the judge ruled in favor of the Company.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of February 29, 2004 is 59,475.83. The Company is in the process of reaching a settlement with National Paintball, Inc.


ITEM 2. Changes in Securities.
        None

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Other Events. (Subsequent Events)

Board of Directors Votes

On March 25, 2004 a motion was made and passed to appoint Barney A. Richmond to the office of President of eCom eCom.com, Inc.

On March 2, 2004 a motion was made and passed to spin off all of the remaining subsidiaries of eCom, as individual public corporations and take whatever action necessary to complete this process including acquisitions or mergers. This includes; USSAP, eSecureSoft, USAS Digital, ProCard, AAB National, A Classified Ad, A Super Deal and Swap & Shop.

On January 20, 2004 a motion was made and passed to offer Warrants for 6,000,000 shares of eCom common stock to ACH for an exercise price of fifty cents ($.50) per share. The offer period is for one year ending January 20, 2005.
                                    30
ECOM ECOM.COM, INC.


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

A motion was made and passed to appoint Barney Richmond to the Board of Directors and President and Richard Turner to the Board of Directors and Treasurer. David J. Panaia is a Director and Secretary, Harry Timmons is a Director and Matt Salmon is a Director.

On December 24, 2003 the Board of Directors of eCom eCom.com amended the Articles of Incorporation. Article Four now was changed to increase the authorized number of shares of the corporation from fifty million shares to two hundred million shares.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of ACH and MZS. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares will be purchased by the Company. No payment was required of the eCom shareholders.

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

The company has replaced its attorney with Attorney Gerald Gritter of Boca Raton, Fl and Attorney James Volpi of Riviera Beach, FL.

                                   31
ECOM ECOM.COM, INC.

The Company has decided to relocate its executive offices from 2700 PGA Blvd., Palm Beach Gardens, FL. The Company will use both its facility at 8125 Monetary Drive, Riviera Beach, FL and 100 Village Square Crossing, Palm Beach Gardens, FL.

The company was notified that its lead market maker, Equitrade Securities Inc. of Lake Forest CA was shutting down its operations. The company is presently looking for a replacement, however there are currently over 18 broker/dealers making markets in our stock.

The company signed an agreement with Digital River to provide e-marketing services for on-line sales of all of its software products. Results thus far have been minimal. A software partner is being sought to assist in this portion of the Company.



ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:


    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    33


    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    34


    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        36

(b) Reports on Form 8-K:

               Form 8-K filed on March 3, 2004                          *
                   regarding The Board of Directors approving the spin off of eCom eCom.com's (ECEC) remaining subsidiary companies as separate publicly owned entities.

               Form 8-K filed on March 31, 2004                        **
                   regarding the March 29, 2004 appointment of Barney A. Richmond as President of eCom eCom.com, Inc.


* Incorporated by reference to Registrant's Form 8-K filed on March 2, 2004 ** Incorporated by refernece to Registrant's Form 8-K filed on March 31, 2004

                                   32





ECOM ECOM.COM, INC.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

April 14, 2004                   By:  /s/  David J. Panaia
                                             David J. Panaia,
                                             Chief Executive Officer

April 14, 2004                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond
                                             President

April 14, 2004                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer



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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about theeffectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 14, 2004

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about theeffectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 14, 2004

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer











                                     35













Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 29, 2004, as filed with the Securities and Exchange Commission (the "Report"), David J. Panaia, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    David J. Panaia

      David J. Panaia
      Chief Executive Officer
      April 14, 2004

      /s/    Barney A. Richmond

      Barney A. Richmond
      President
      April 14, 2004

      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      April 14, 2004

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

                                   36