Form 10KSB
period 2004-05-31
ECOM ECOM COM INC
filed 2004-09-21
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-KSB
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended May 31, 2004

                    Commission File Number 33-96638-A
                            eCom eCom.com, Inc.
------------------------------------------------------------------------
              (Name of small business issuer in its charter)

          Florida                                       65-0538051
-------------------------------------       ----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                       8125 Monetary Drive, Suite H4
                       Riviera Beach, Florida  33404

                 (Address of principal executive offices)

                              (561) 622-4395

                       (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. [ $62,034 ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. [ $6,175,293 ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2004, the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure format: Yes [ ] No [ X ]




                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
Item 1.  Business of the Company                                          1

Item 2.  Properties                                                      10

Item 3.  Legal Proceedings                                               10

Item 4.  Submission of Matters to a Vote of Security Holders             11

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                             11

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12

Item 7.  Financial Statements                                            14

Item 8.  Disagreements on Accounting and Financial Disclosures           41

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant              41

Item 10. Executive Compensation                                          43

Item 11. Security Ownership of Certain Beneficial Owners and Management  44

Item 12. Certain Relationships and Related Transactions                  45

                                  PART IV

Item 13. Controls and Procedures                                         50

Item 14. Exhibits, Financial Statements and Reports on Form 8-K          52
         Additional Information*

                                 Signatures                              56

                                Certification                            57


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

                                   PART I

ITEM 1. BUSINESS OF THE COMPANY

eCom eCom.Com, Inc. ("eCom") and its 10 wholly-owned subsidiaries, USA SportsNet Company ("USASN")(formerly US Amateur Sports Company ("USASC")), USA Performance Products, Inc. ("USAPP"), eSecureSoft Company, USAS Digital, Inc, Pro Card Corporation, AAB National Company, A Classified Ad, Inc., Swap and Shop.net Corp., and A Super Deal.com, Inc. combined, are usually referred to as "the Company", "it" or "eCom". The Company's main office is located at 8125 Monetary Dr., Suite H4, Riviera Beach, Florida 33404, and the telephone number is (561) 622-4395.

The Company was incorporated in the State of Florida on June 14, 1994. eCom recently changed its direction to focus on its 10 current business segments; allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

Shareholders who maintain their shares in ECEC will be entitled to a pro-rata share of each spin-off as it occurs. Meaning you must own ECEC stock on the Date of Payment (Distribution). The Company wishes to stress that each spin off may have a different Date of Payment. For clarity purposes, the Date of Record which is set first, determines the outstanding shares eligible for the spin-off shares by attaching a "Due Bill" to them (this will be done by the transfer agent.) If shares are transferred or sold before the Date of Payment, the new shares belong to the new owner. It urges all shareholders to be patient as this type of transaction has many steps and takes time.

These spin offs should bring additional value to all ECEC shareholders when completed. Not only will each new spin off company be an additional holding for every shareholder but as an additional benefit the Company is applying to the IRS for it to be treated as a tax free distribution.


                                     1

The Company plans to apply for listings on the AMEX as soon as each company can qualify. As you can see there are many steps that the Company must take, so again, all investors are asked to be patient as the spin off plan was undertaken for all shareholder's benefit. Fractional shares, if any, will be paid for in cash to each shareholder entitled.

Over the past several years, two realities have been made clear: 1) investor appetite for technology stocks diminished; and 2) e-commerce spending declined. eCom restructured its business operations to preserve the Company's future in these difficult markets. This transformation continues today. As a result of this focused execution, we believe we have set the stage to propel eCom's future business. The restructuring consists of creating business segments by seeking management and operational partners for each company, either through a merger or spin-off.

The current business model was revised with the intention to eventually separate the previously operated programs, for the purpose of allowing each of the ten business segments the opportunity to grow on its own. The company realizes that it presently does not have the proper resources to develop all ten segments simultaneously and is looking towards a partnership for each business segment so that it may obtain the necessary outside resources. The separation was also a result of past experiences which indicated that potential business partners desire to be involved with only one of the business segments.

The Company's new mission is to make all business segments grow, expand and become profitable through affiliations or mergers with other successful companies and ultimately increase shareholder value. However, if and when this is accomplished, it is the Company's intention to use a pro-rata basis to distribute any new shares to the then current eCom shareholders.

The Company's operating results continue to reflect the temporary cessation of revenues caused by discontinuing these businesses. However, due to the recent agreements and alliances with some established and strong partners, the Company has regained its confidence.

Historical Information

The Company cancelled all of its previous partnerships and teaming agreements. The Company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed herein, the current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.

NATURE OF OPERATIONS

The results of its operations during the twelve months ended May 31, 2004 were a reflection of the continued evolution of its new business model.

As eCom continues to change its direction to focus on locating target companies to partner, merge with or acquire for its ten business segments. USA SportsNet, Inc. has signed an Asset Purchase Agreement with American Capital Holdings, Inc. The new company assumed the name American Capital Holdings, Inc.

                                     2
This plan was undertaken to allow management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

All ten (10) business subsidiaries have been spun off into independent operating public companies effective June 4, 2004. They are described within this section.

As previously stated, the company realized that it did not have the proper resources to develop all ten of its business segments in a timely manner. Thus, decided to look towards a spin-off or partnership so that it may obtain the necessary outside resources. Also, there were indications that potential business partners desired to be involved with only one of eCom's many business segments.

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

eCom eCom's subsidiaries which have been spun off are listed below:

1.  USA Performance Products, Inc. (Operating)
2.  eSecureSoft Corp.  (Soon to be operating)
3.  USA SportsNet Company (n/k/a American Capital Holdings, Inc.)
4.  MyZipSoft, Inc. (n/k/a/ Freedom 4 Wireless, Inc.)
5.  USAS Digital, Inc.
6.  Pro Card Corporation
7.  AAB National Company
8.  A Classified Ad, Inc.
9.  Swap and Shop.net Corp
10. A Super Deal.com, Inc.

Shareholders who maintain their shares in ECEC will be entitled to a pro-rata share of each spin-off as it occurs. Meaning you must own ECEC stock on the Date of Payment. The Company wishes to stress that each spin off may have a different Date of Payment. For clarity purposes, the Date of Record which is set first, determines the outstanding shares eligible for the spin-off shares by attaching a "Due Bill" to them (this will be done by the transfer agent.) If shares are transferred or sold before the Date of Payment, the new shares belong to the new owner. It urges all shareholders to be patient as this type of transaction has many steps and takes time.

These spin offs should bring additional value to all ECEC shareholders when completed. Not only will each new spin off company be an additional holding for every shareholder but as an additional benefit the Company is applying to the IRS for it to be treated as a tax free distribution.

The Company plans to apply for listings on the AMEX as soon as each company can qualify. As you can see there are many steps that the Company must take, so again, all investors are asked to be patient as the spin off plan was undertaken for all shareholder's benefit. Fractional shares, if any, will be paid for in cash to each shareholder entitled.

                                     3
Over the past several years, two realities have been made clear: 1) investor appetite for technology stocks diminished; and 2) e-commerce spending declined. eCom restructured its business operations to preserve the Company's future in these difficult markets. This transformation continues today. As a result of this focused execution, we believe we have set the stage to propel eCom's future business. The restructuring consists of creating business segments by seeking management and operational partners for each either through a merger or spin-off.

1. USA SportsNet, Inc. (American Capital Holdings, Inc.)

USA SportsNet is an Internet portal that was intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. Development of the USA SportsNet concept was previously deferred in order to focus on its electronic commerce concepts. The Company's current business plan does not contemplate any further development of this concept. Management's interest in developing electronic commerce concepts grew from its successful use of the Internet to market paintball products and its intention to extend this use by launching an Internet amateur sports network, USA SportsNet.

However, an online correspondence course is presently available to provide youth sports organizations with a convenient and cost-effective means of ensuring that volunteers are qualified to coach young athletes. It is maintained through an agreement with the North American Youth Sport Institute. (NAYSI)

About American Capital Holdings, Inc. (formerly USA SportsNet)

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

Acquisition from American Capital Holdings. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as and referred to hereafter as ACHI) On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 83.3% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and issued to ACHI 12,457,356 shares. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc. In addition, the Company agreed to reserve
                                     4

35,000,000 of its authorized, but unissued shares, for issuance pursuant to a public offering, this includes an issue of 2,093,351 shares to Spaulding Ventures, LLC, or its shareholders, in replacement of the shares of ACHI issued or to be issued to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding (see "Acquisition of Spaulding"). The proceeds of the public offering are to be used to acquire additional interests in some of the companies in which the Company currently holds an ownership interest, to provide capital to those companies, and to acquire interests in other businesses of interest to the Company, which have not yet been identified.

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

The Fund provides investors with an opportunity to participate in venture financing of a diversified portfolio of start-up and emerging companies with potentially significant operating success and also provides investors with an ability to capitalize on the Fund's affiliation with several existing venture capital and investment banking entities investing in similar sectors.
                                     5

Portfolio Areas of Interest
Medical
*     Healthcare Related Applications and Services

Technology
*     High and Low Technology Fundamental Industries
*     Software and Hardware Advances
*     Proprietary and Intellectual Property Content

Financial Services
*     Financial Services Industry
*     Application Service Providers

Fundamental Industries
*     Petroleum and Energy Related Industry
*     Other sound industries for investment and diversification

---------------------------------------------------------------------

2. Freedom 4 Wireless, Inc. (formerly MyZipSoft, Inc.)

Under Agreement

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

Freedom 4 Wireless, Inc. (F4W) was incorporated in the State of Florida on February 23, 2003 as MyZipSoft, Inc., a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On December 12, 2003, the Company changed its name to Freedom 4 Wireless, Inc. F4W's main office is located at 14 East Washington Street, Orlando, FL.

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

An Asset Purchase Agreement was signed on January 22, 2004 between MyZipSoft, Inc. hereinafter "MZS" and Freedom 4 Wireless, Inc. herein after "F4W".

Whereas, Pursuant to an Agreement between parties on 11/28/03, MZS was desirous to purchase certain assets of Freedom 4 Wireless, Inc. in order to avail itself of F4W's expertise, background and knowledge of, but not limited to, creative management, spin offs, wireless technology, securities, structuring of joint ventures and acquisitions.

                                    6

ECEC has recently reopened negotiations with F4W as they are now desirous of becoming an independent private company. In essence, the original agreement will be cancelled and a new one signed. Although the Company can't predict the final outcome, it can assure shareholders that it will not lose any assets other that general operating costs during this period which is insignificant.

-----------------------------------------------------------------------

Background of eCom's other eight operating subsidiaries.

The Company cancelled almost all of its previous partnerships and teaming agreements. The Company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed herein, the current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.

----------------------------------------------------------------------
3. USA Performance Products, Inc.

Background

Paintball is a sport in which each contestant attempts to remove the other contestants from the game by marking them with a capsule from the paintball marker while at the same time trying to avoid being removed from the game himself. The game can be played either indoors or outdoors and, except for the paintball marker and face mask, it does not require extensive equipment. There are many different ways to play paintball. In general, a player uses the marker to "shoot" at other players or at specific targets. It is most often played as a team event. Some universities have adopted the sport as a course offering for the teaching of team building skills. Corporations view the game as an opportunity for employees to increase leadership and communication skills, to exercise and to have fun. Paintball conceived in 1981, is played in over 40 countries and has its own annual World Cup event.

Viper M1 Paintball Gun

USA Performance Products, Inc., Riviera Beach, Florida
Product Line: Manufacture and distribution of the Viper M1 paintball gun line. An M16 look alike gun which fires in all weather and is made entirely in the USA.

In 1996, we purchased certain assets of Performance Paintball Products, Inc. of Riviera Beach, Florida. These assets consist of plans, inventory, property and equipment, including the tools and dies necessary to manufacture the Viper M1. The assets also include exclusive rights to the related names and technology.

-----------------------------------------------------------
4. eSecureSoft Corp.

Background

On April 18, 2002 the Company announced that they had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two
                                     7

companies will work together to market innovative compression technology. Business opportunities will be identified and pursued with the intent of entering into agreements for the provision of Image Soft's and eSecureSoft's respective product and service offerings. The agreement includes a structure For revenue sharing between the two companies.

On June 18, 2002 the Company signed a teaming agreement with World Data Group LLC, of Boca Raton, Florida. The agreement provides revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eSecureSoft to resell.

-----------------------------------------------------------
5.	USAS Digital, Inc

Background


The Z Box (tm) project has been placed on hold until a partner can be located. The Z Box (tm) has an additional competitive advantage derived from its unique combination of high-compression software and Syndeos (tm) synchronization software. USAS Digital, Inc. ("USADI" or "the Company") believes that there is no other product available with the performance capabilities of the Z Box (tm). Further development depends on obtaining the necessary funding.

-----------------------------------------------------------
6.	Pro Card Corporation

Background

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

-----------------------------------------------------------
7.  AAB National Company

Background

All American Bowl

The All American Bowl is a high school senior football all-star game, last
                                     8

played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation. We expect to be able to sell the rights to the All American Bowl because we believes that the event has the potential to attract sufficient sponsorship to achieve profitability or to become a component of a corporate marketing program.

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

-----------------------------------------------------------
8.	A Classified Ad, Inc.

Background

The Company acquired the rights to the completed technology, customer lists and domain name for the AClassifiedAd web site. The purchase prices of $10,000 and it has been recorded as intangible assets.

On February 6, 1999, the Company acquired the AClassifiedAd web site. This acquisition included the rights to the completed technology, customer lists and domain name. Included in the purchase of the AClassifiedAd web site were the rights to the Official NP Magazine, a monthly Internet consumer report provided to subscribers via e-mail. The purchase prices of these sites have been recorded as intangible assets in the Company's financial statements.


-----------------------------------------------------------
9.	Swap and Shop.net Corp

Background

On February 12, 1999, the Company acquired the rights to the completed technology, customer lists and domain names for the Swap and Shop web site. The purchase price of $1,200, has been recorded as intangible assets.


-----------------------------------------------------------
10.	A Super Deal.com, Inc.

Background

We previously executed an agreement to acquire Star Dot Marketing, Inc. (SDMI) which offers a complete line of guaranteed authentic, hand-signed sports memorabilia and other sports products. On February 3, 2000 we entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI") which provides for the transfer of all the outstanding Common Stock of SDMI to eCom in exchange for 675,000 shares of our Common Stock.

---------------------------------------------------------------------

                                     9
The Company cancelled almost all of its previous partnerships and teaming agreements. The Company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed herein, the current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.


ITEM 2. PROPERTIES

The Company does not own any real property. USA Performance Products, Inc. leases approximately 2,860 square feet of office and warehouse space located at 8125 Monetary Drive, Suite H-4, Riviera Beach, Florida.  This space provides facilities for the manufacture and warehousing of its paintball
products.   The facility is being rented on a monthly basis. The rental rate is
$1,855 per month including sales tax.

The corporate offices of eCom eCom.com, Inc. are also located at 8125 Monetary Drive, Suite H-4, Riviera Beach, Florida. The company's prior lease at
2700 PGA Boulevard, Suite 103, Palm Beach Gardens, Florida expired on
March 31, 2004. The rental rate including sales tax was $2,870 per month.

All of its office and warehouse facilities are currently leased pursuant to agreements with unaffiliated parties.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance which is claimed to be owed National Paintball as of May 31, 2004 is 59,475.83. The shortfall in payment was due to a delay in the SEC paperwork which occurred as the price of shares were dropping. Hence, National Paintball which recently filed for bankruptcy, has reopened its attempt to recover a portion of their claim. A settlement is presently being negotiated.

                                    10

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


On April 26, 2001 the following directors were elected to serve one-year terms or until replaced: David J. Panaia, Richard C. Turner, and Robert C. Wilson. In 2003 Robert C. Wilson resigned. Barney A. Richmond was appointed to fill the unexpired term of Mr. Wilson.



                                       PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California was the lead market maker for the stock. However, Equitrade closed its doors earlier this year. The Company is in discussions with another broker to replace Equitrade as lead market maker.
The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2004:

            Quarter Ended      High         Low
               5/2004         $0.30       $0.17
               2/2004          0.56        0.24
              11/2003          0.03        0.01
               8/2003          0.03        0.01

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Security Holders
The Company has approximately 5,500 shareholders of record.

(c) Dividends
There have been no cash dividends declared or paid since the inception of the Company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.


                                    11

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The results of its operations during the fiscal year ended May 31, 2004 were a reflection of the continued evolution of its business model.

eCom recently changed its direction to focus on all ten of its current business segments. They are all discussed in more detail under Nature of Operations and other sections herein.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.


Comparison of Results of Operations - Year Ended May 31, 2004 vs. Year Ended May 31, 2003.

Revenue for the year ended May 31, 2004 was $62,034 compared to 148,672 of revenue recorded during the same period of the prior year.

The paintball product lines accounted for the majority of its revenues ($59,230 and $137,729 in the years ended May 31, 2004 and 2003, respectively).

Following its evolution to an e-commerce company in 1999, the paintball operations were intended to serve as a model to demonstrate the viability of e-commerce concepts. This mission was accomplished, and there was no longer a reason to devote significant resources to further the development of the paintball business.

Cost of sales decreased to $61,651 from $117,372 in the prior year
(a decrease of 47%). Because of the decrease in gross revenue, gross profit decreased to $383 from $31,300 (a decrease of 99%) in the prior year. Gross profit, excluding depreciation costs of $30,830 in the current year and $45,053 in the prior year, would have been $31,213 and $76,353 respectively. The margin realized on paintball products excluding depreciation expense improved during the current year to 49% from 48%.

Total operating expenses for the year ended May 31, 2004 were $411,745 compared to $533,515 for the year ended May 31, 2003. Decreases in sales and marketing expense ($3,508 in fiscal year 2004 versus $14,045 in 2003); product development expense ($14,250 in fiscal year 2004 versus $14,900 in 2003); and general and administrative expense ($372,545 in fiscal year 2004 versus $484,313 in 2003) were the result of decreases in overhead as the company focuses its efforts towards growing each subsidiary spin-off company.

The operations for the year ended May 31, 2004 resulted in a net loss of $408,406 versus a net loss of $770,790 recorded in the year ended May
31, 2003. Prior year figures includes a $254,480 loss attributable to the decline in market value of two million shares of stock issued to an attorney escrow account which was to be used to settle legal bills, and accounts payable including the settlement with National Paintball Supply Inc.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating
                                     12

loss carry-forwards as of May 31, 2004 total $7,042,165. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2004.

Liquidity and Capital Resources

As of May 31, 2004, current assets totaled $272,615 compared to $151,471 at the prior year-end. Of the $121,144 increase in total current assets, prepaid assets accounted for $77,469 of the increase and inventory accounted for $42,630 of the increase. The investment in prepaid assets will be used for future consulting related to our evolving business model.

Accounts Payable decreased $28,588 to $241,997 from May 31, 2003 to May 31, 2004. Current liabilities decreased from $875,569 at the end of the prior fiscal year to $826,798 at the end of the current year, a decrease of $48,771.

Net cash used in operating activities was $74,026 and $182,288 for the years ended May 31, 2004 and 2003 respectively. The principal use of cash in both periods was to fund our net loss from operations. The issuance of stock contributed $293,728 towards our operating deficit during the current year period up from $235,985 during the prior fiscal year.

Investing activities provided $214,040 in cash during the prior fiscal year compared to no cash used in investing activities for the current fiscal year. During the prior year period, $300,000 was received from collection of the note receivable recorded from the sale of 1-800-PAINTBALL.

Financing activities provided net cash of $81,782 during the current year and $169,595 during the prior year, consisting primarily of loans from stockholders.

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


                                     13




ITEM 7. FINANCIAL STATEMENTS

The audited consolidated balance sheet of the Company for its years ended May 31, 2004 and 2003 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2004 and 2003 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-19.


eCom eCom.com, INC.
FINANCIAL STATEMENTS
PERIOD ENDING MAY 31, 2004 AND 2003

The page numbers for the financial statement categories are as follows:


                      Index                                       Page

Report of Independent Auditors                                     F-1

Consolidated Balance Sheets as of May 31, 2004 and 2003            F-2

Consolidated Statements of Operations
  for the Years Ended May 31, 2004 and 2003                        F-3

Consolidated Statement of Shareholders' Deficit
  for the Years Ended May 31, 2004 and 2003                        F-4

Consolidated Statements of Cash Flows
  for the Years Ended May 31, 2004 and 2003                        F-5

Notes to Consolidated Financial Statements                         F-7



















                                    14

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

We have audited the accompanying consolidated balance sheets of eCom eCom.com, Inc. and subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of eCom eCom.com, Inc. and subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company's current liabilities exceed current assets by $554,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ Wieseneck, Andres & Company, P.A.

September 21, 2004
                                    15


                                   F-2
ECOM ECOM.COM, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2004 and 2003                                  2004         2003
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                              $  1,253       $     111
  Accounts receivable other                              250             347
  Inventories                                        190,019         147,389
  Prepaid expenses                                    81,093           3,624
                                                ------------    ------------
    Total Current Assets                             272,615         151,471
                                                ------------    ------------
Property and Equipment, net                           17,822          47,292
                                                ------------    ------------
Other Assets
  Intangible assets, net                              59,024          74,978
  Other assets                                         8,757           9,383
                                                ------------    ------------
    Total Other Assets                                67,781          84,361
                                                ------------    ------------
      Total Assets                                 $ 358,218       $ 283,124
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 241,997       $ 270,585
  Accrued expenses                                    44,000           2,694
  Current portion of long-term debt                  521,739         600,888
  Interest accrued on current portion                 17,646               -
  Other current liabilities                            1,416           1,402
                                                ------------    ------------
    Total Current Liabilities                        826,798         875,569

Notes Payable, Net of Current Portion                      -               -
                                                ------------    ------------
  Total Liabilities                                  826,798         875,569
                                                ------------    ------------

Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 49,955,112 and
    36,393,112 shares issued and outstanding           4,995           3,639
  Paid-in capital                                  6,579,537       6,048,622
  Accumulated deficit                             (7,053,112)     (6,644,706)
                                                ------------    ------------
    Total Stockholders' Deficit                     (468,580)       (592,445)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 358,218       $ 283,124
                                                ============    ============
See accompanying summary of accounting policies and notes to financial statements.
                                    16
                                   F-3
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2004 and 2003
                                           2004                    2003
                                _________________       _________________
Revenues
  Net Sales                      $        62,034          $      148,672
  Cost of Sales                          (61,651)               (117,372)
                                 ________________        ________________
     Gross Profit                            383                  31,300
                                 ________________        ________________
Other Operating Expenses
  General and administrative             372,545                 484,313
  Sales and marketing                      3,508                  14,045
  Product development                     14,250                  14,900
  Amortization                            21,442                  20,257
                                 ________________        ________________

     Total Operating Expenses            411,745                 533,515
                                 ________________        ________________

Loss from Operations                    (411,362)               (502,215)
                                 ________________        ________________
Other Income (Expense)
  Interest income                              4                       -
  Interest expense                       (41,386)                (14,095)
  Loss on disposal of asset                  536                (254,480)
  Forgiveness of Debt                     43,802                       -

                                _________________        ________________
     Net Other Expenses                    2,956                (268,575)
                                _________________        ________________

Net Loss                         $      (408,406)         $     (770,790)
                                =================        ================

Basic and Diluted Loss Per Share $          (.01)         $        (.024)
                                =================        ================

Weighted Average Shares Outstanding    42,532,642              32,004,625
                                =================        ================











See accompanying summary of accounting policies and notes to financial
statements.                         17


                                   F-4
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2004 and 2003

                                                         Common Stock
                   Number       At       Add'l     Retained        Total
                     of         Par     Paid In    Earnings      Stockholder
                   Shares      Value    Capital    Deficit         Deficit
                 ----------   ------  ----------  -----------   -----------
Balance,
  May 31, 2002   26,739,512   $2,674  $5,755,767  $(5,873,915)  $ (115,474)
Issuance of
  Common Stock    9,653,600      965     292,855            -      293,820
Net Loss                  -        -           -     (770,791)    (770,791)
                 ----------   ------  ----------  -----------   -----------
Balance,
  May 31, 2003   36,393,112   $3,639   6,048,622   (6,644,706)    (592,445)
Issuance of
  Common Stock   13,562,000    1,356     530,915            -      532,271
Net Loss                  -        -           -     (408,406)    (408,406)
                 ----------   ------  ----------  -----------   -----------
Balance,
  May 31, 2004   49,955,112   $4,995  $6,579,537  $(7,053,112)  $ (468,580)
                ===========   ======  ==========  ============  ===========




























See accompanying summary of accounting policies and notes to financial
statements.                         18


                                   F-5
ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2004 and 2003

                                                        2004         2003
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                        $  62,033  $   148,672
  Interest income                                             8            -
  Cash paid to suppliers and employees                 (106,001)    (317,691)
  Interest paid                                         (30,067)     (13,269)
  Income taxes paid                                           -            -
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities         (74,027)    (182,288)
                                                     ----------    ---------
Cash Flows From Investing Activities
  Security Deposits                                      (2,676)           -
  Cancellation of software deposit                            -      100,000
  Recognition of unearned revenue                             -     (100,000)
  Purchase of equipment                                  (1,360)           -
  Purchase of intangible assets                          (3,076)           -
  Proceeds received from sale of equipment                  500            -
                                                     ----------    ---------
    Net Cash Flows Provided By (Used In)
      Investing Activities                               (6,613)           -
                                                     ----------    ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                                 0       37,590
  Proceeds of loans from stockholders                   203,167      224,123
  Repayment of loans to stockholders                   (121,385)     (92,117)
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities      81,782      169,595
                                                     ----------    ---------
Net Increase (Decrease) in Cash                           1,142      (12,692)

Cash and Cash Equivalents at Beginning of Year              111       12,803
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $     1,253  $       111
                                                     ==========   ==========












See accompanying summary of accounting policies and notes to financial statements.
                                   19


                                   F-6

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2004 and 2003


                                                         2004         2003
                                                      ----------   ----------
Supplemental Schedule of Non-Cash Financing Activities

  The following have been paid by the issuance of common stock:
    Payment of accounts payable, consulting
     fees, other expenses and prepaid expenses       $  443,626  $   251,854
    Payment of loans and interest expense                35,214       24,510
    Stock issued for purchase of intangibles                  0       90,000


Reconciliation of Net Loss to Net Cash Flows Used in Operating Account

Net Loss                                             $ (408,406)  $ (770,790)
  Add items not requiring outlay of cash:
    Depreciation and amortization                        52,272       65,310
    Expenses paid by issuing common stock               293,728      181,043
    Gain on sale assets                                     535            -
  Cash was increased by:
    Decrease in accounts receivable                          97        1,126
    Decrease in inventory                                     -       26,144
    Decrease in prepaid expenses                              -      150,784
    Decrease in other current assets                          -      187,000
    Increase in accrued expenses                         41,306            -
    Increase in accrued interest payable                 17,645            -
    Increase in other current liabilities                    14        1,402
  Cash was decreased by:
    Increase in prepaid assets                                -     (147,755)
    Increase in inventory                               (42,630)           -
    Decrease in accounts payable                        (28,588)     (16,881)
    Decrease in accrued expenses                              -       (1,151)
    Decrease in accrued interest payable                      -       (6,274)
                                                      ----------   ----------
      Net Cash Flows Used in Operating Activities    $  (74,027) $  (182,288)
                                                      ----------   ----------








See accompanying summary of accounting policies and notes to financial statements.

                                    20



                                   F-7
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom's current business plan is focused on the spin off and development of its 10 subsidiary companies.

As eCom continues to change its direction to focus on locating target companies to partner, merge with or be acquired for its ten business segments. USA SportsNet, Inc. has signed an Asset Purchase Agreement with American Capital Holdings, Inc. The new company assumed the name American Capital Holdings, Inc.

This plan was undertaken to allow management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

All ten (10) business subsidiaries have been spun off into independent operating public companies effective June 4, 2004. They are described within this section.

As previously stated, the company realized that it did not have the proper resources to develop all ten of its business segments in a timely manner. Thus, the company decided to look towards a spin-off or partnership so that it may obtain the necessary outside resources. Also, there were indications that potential business partners desired to be involved with only one of eCom's many business segments.

eCom eCom's subsidiaries which have been spun off are listed below:
   1.  USA Performance Products, Inc. (Operating)
   2.  eSecureSoft Corp.  (Soon to be operating)
   3.  USA SportsNet Company (n/k/a American Capital Holdings, Inc.)
   4.  MyZipSoft, Inc. (n/k/a/ Freedom 4 Wireless, Inc.)
   5.  USAS Digital, Inc.
   6.  Pro Card Corporation
   7.  AAB National Company
   8.  A Classified Ad, Inc.
   9.  Swap and Shop.net Corp
   10. A Super Deal.com, Inc.

Shareholders who maintain their shares in ECEC will be entitled to a pro-rata share of each spin-off as it occurs. Meaning you must own ECEC stock on the Date of Payment. The Company wishes to stress that each spin off may have a different Date of Payment. For clarity purposes, the Date of Record which is set first, determines the outstanding shares eligible for the spin-off shares by attaching a "Due Bill" to them (this will be done by the transfer agent.) If shares are transferred or sold before the Date of Payment, the new shares belong to the new owner. The company urges all shareholders to be patient as this type of transaction has many steps and takes time.

These spin offs should bring additional value to all ECEC shareholders when completed. Not only will each new spin off company be an additional holding for every shareholder but as an additional benefit the Company is applying to the IRS for it to be treated as a tax free distribution.
                                     21
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)

The Company plans to apply for listings on the AMEX as soon as each company can qualify. As you can see there are many steps that the Company must take, so again, all investors are asked to be patient as the spin off plan was undertaken for the benefit of all our shareholders. Fractional shares, if any, will be paid for in cash to each shareholder entitled.

Over the past several years, two realities have been made clear: 1) investor appetite for technology stocks diminished; and 2) e-commerce spending declined. eCom restructured its business operations to preserve the Company's future in these difficult markets. This transformation continues today. As a result of this focused execution, we believe we have set the stage to propel eCom's future business. The restructuring consists of creating business segments by seeking management and operational partners for each subsidiary through a merger or a spin-off.

1.  USA SportsNet, Inc. (American Capital Holdings, Inc.)

Under Agreement

Background

USA SportsNet is an Internet portal that was intended to enable amateur athletes and their high school and youth athletic organizations to access information, products and services to support their sports activities. Development of the USA SportsNet concept was previously deferred in order to focus on its electronic commerce concepts. The Company's current business plan does not contemplate any further development of this concept. Management's interest in developing electronic commerce concepts grew from its successful use of the Internet to market paintball products and its intention to extend this use by launching an Internet amateur sports network, USA SportsNet.

However, an online correspondence course is presently available to provide youth sports organizations with a convenient and cost-effective means of ensuring that volunteers are qualified to coach young athletes. It is maintained through an agreement with the North American Youth Sport Institute. (NAYSI)

About American Capital Holdings, Inc. (formerly USA SportsNet)

History. American Capital Holdings, Inc.(ACH) was incorporated in the State of Florida on January 25,1999 as US Amateur Sports Company, a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On March 24, 2003, the Company changed its name to USA SportsNet, Inc. (USASN), and recently changed its name to American Capital Holdings, Inc. in connection with its spin off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.) The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

                                     22

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)

On December 1, 2003, the Board of Directors of eCom approved the spin-off of USASN. They voted to issue to the shareholders of eCom one share of the Company for every one share of eCom owned as of the record date of January 5, 2004. Fractional shares will be purchased by the Company. No payment was required of the eCom shareholders.

Acquisition from American Capital Holdings. After the spin off of the Company was completed, the Company was presented with an opportunity to acquire certain assets of American Capital Holdings, Inc. (now known as and referred to hereafter as ACHI). On January 12, 2004, the Company entered into an Asset Purchase Agreement with ACHI whereby the Company acquired certain assets of ACHI in return for the issuance of common stock of the Company in an amount equal to 83.3% of the total ownership of the Company. In order to accomplish this transaction, the Company effected a 20 to 1 reverse stock split, which reduced its outstanding stock to 2,497,756 shares, and issued to ACHI 12,457,356 shares. The Company then changed its name to American Capital Holdings, Inc., and ACHI changed its name to ACHI, Inc. In addition, the Company agreed to reserve 35,000,000 of its authorized, but unissued shares, for issuance pursuant to a public offering, this includes an issue of 2,093,351 shares to Spaulding Ventures, LLC, or its shareholders, in replacement of the shares of ACHI issued or to be issued to Spaulding in connection with a prior acquisition of assets by ACHI from Spaulding (see "Acquisition of Spaulding"). The proceeds of the public offering are to be used to acquire additional interests in some of the companies in which the Company currently holds an ownership interest, to provide capital to those companies, and to acquire interests in other businesses of interest to the Company, which have not yet been identified.

Assets Acquired from American Capital Holdings. The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $3.2 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS") and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed and specifically designed to facilitate investment in oil and gas exploration in the United States, and in developing companies.

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)
Assets Acquired from Spaulding. The assets acquired by ACHI from Spaulding, and subsequently acquired by the Company from ACHI, consist primarily of equity ownership positions in ten developing companies including Spaulding.
Spaulding Ventures
Overview
Spaulding Ventures LLC, a Delaware limited liability company (the "Fund"), was a private equity fund that provides early and interim-stage financing to entrepreneurs to launch and develop growth businesses and that provides financing to established young companies as they grow toward maturity. The Fund invests in enterprises with solid disciplines and characteristics that are essential to building strong companies: top flight management; necessary and adequate financing; critical products or services; demand-pull markets; effective strategic planning and alliances; and excellent business, marketing and sales plans.

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

Technology
*     High and Low Technology Fundamental Industries
*     Software and Hardware Advances
*     Proprietary and Intellectual Property Content

Financial Services
*     Financial Services Industry
*     Application Service Providers

Fundamental Industries
*     Petroleum and Energy Related Industry
*     Other sound industries for investment and diversification

---------------------------------------------------------------------

2.  Freedom 4 Wireless, Inc. (formerly MyZipSoft)

Under Agreement

Background

Development and distribution of software. Its first product is a high-compression software called MyPhotoZip (TM). The Company considers this product "the ultimate image compression tool", that enables compression of still images up to 2000 to 1 without loss of quality. This has increased from 1500 to 1. The Company is also developing other cutting edge applications including video
                                     24

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)


compression which could be introduced later this year. The Company has entered into a marketing agreement with Digital River for its on-line sales of MyPhotoZip (TM).


Freedom 4 Wireless, Inc. (F4W) was incorporated in the State of Florida on February 23, 2003 as MyZipSoft, Inc., a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On December 12, 2003, the Company changed its name to Freedom 4 Wireless, Inc. F4W's main office is located at 14 East Washington Street, Orlando, FL.

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

An Asset Purchase Agreement was signed on January 22, 2004 between MyZipSoft, Inc. hereinafter "MZS" and Freedom 4 Wireless, Inc. herein after "F4W".

Whereas, Pursuant to an Agreement between parties on 11/28/03, MZS was desirous to purchase certain assets of Freedom 4 Wireless, Inc. in order to avail itself of F4W's expertise, background and knowledge of, but not limited to, creative management, spin offs, wireless technology, securities, structuring of joint ventures and acquisitions.

ECEC has recently reopened negotiations with F4W as they are now desirous of becoming an independent private company. In essence, the original agreement will be cancelled and a new one signed. Although the Company can't predict the final outcome, it can assure shareholders that it will not lose any assets other that general operating costs during this period which is insignificant.

-----------------------------------------------------------------------


Background of eCom's other eight operating subsidiaries.

The Company cancelled almost all of its previous partnerships and teaming agreements. The Company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed herein, the current operating results reflect this temporary cessation of revenues. However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.

----------------------------------------------------------------------
                                     25

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)

3.  USA Performance Products, Inc.

Background

Paintball is a sport in which each contestant attempts to remove the other contestants from the game by marking them with a capsule from the paintball marker while at the same time trying to avoid being removed from the game himself. The game can be played either indoors or outdoors and, except for the paintball marker and face mask, it does not require extensive equipment. There are many different ways to play paintball. In general, a player uses the marker to "shoot" at other players or at specific targets. It is most often played as a team event. Some universities have adopted the sport as a course offering for the teaching of team building skills. Corporations view the game as an opportunity for employees to increase leadership and communication skills, to exercise and to have fun. Paintball conceived in 1981, is played in over 40 countries and has its own annual World Cup event.

Viper M1 Paintball Gun

USA Performance Products, Inc., Riviera Beach, Florida
Product Line: Manufacture and distribution of the Viper M1 paintball gun line. An M16 look alike gun which fires in all weather and is made entirely in the USA.

In 1996, we purchased certain assets of Performance Paintball Products, Inc. of Riviera Beach, Florida. These assets consist of plans, inventory, property and equipment, including the tools and dies necessary to manufacture the Viper M1. The assets also include exclusive rights to the related names and technology.

We initially subcontracted the manufacture and assembly of the Viper M1 paintball products to a company that proved to lack the capacity to produce the paintball marker in quantities sufficient to meet demand. In 1998, we leased approximately 6,000 square feet of commercial space in Riviera Beach, Florida. The creation of an in-house production capability allowed us to grow to meet demand for the marker.

Having demonstrated the ability to manufacture the product in-house, our advertising was expanded in mid-1999 to increase penetration of this segment of the paintball market. To date, the majority of Viper M1 sales have been through our e-commerce program. However, we have also contracted for advertising in the leading paintball-related magazines and trade journals.

The popularity of paintball has created a market for equipment,accessories, clothing and protective gear. Depending on the availability of operating funds, we think that we will be able to manufacture and sell Viper M1 markers at the rate of 500 units per month.

Between the years 2000 to 2004 production was held to a minimum until a partner could be identified.
                                     26

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.
-----------------------------------------------------------
4.  eSecureSoft Corp.

Background

On April 18, 2002 the Company announced that they had entered into a teaming agreement with Image Soft, Inc. of Brooksville, Florida under which the two companies will work together to market innovative compression technology. Business opportunities will be identified and pursued with the intent of entering into agreements for the provision of Image Soft's and eSecureSoft's respective product and service offerings. The agreement includes a structure for revenue sharing between the two companies.

On June 18, 2002 the Company signed a teaming agreement with World Data Group LLC, of Boca Raton, Florida. The agreement provides revenue sharing in the amount of 10% of all World Data Group's income derived from MeVis Technology integrations. In addition, any of the integrated products to be offered for commercial sale will be made available to eSecureSoft to resell.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.
-----------------------------------------------------------
5.  USAS Digital, Inc ***

Background


The Z Box (tm) project has been placed on hold until a partner can be located. The Z Box (tm) has an additional competitive advantage derived from its unique combination of high-compression software and Syndeos (tm) synchronization software. USAS Digital, Inc. ("USADI" or "the Company") believes that there is no other product available with the performance capabilities of the Z Box (tm). Further development depends on obtaining the necessary funding.


This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.
-----------------------------------------------------------
                                     27

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)

6.  Pro Card Corp.

Background

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


This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.
-----------------------------------------------------------
7.  AAB National Company

Background

All American Bowl

The All American Bowl is a high school senior football all-star game, last played in 1997 when it was broadcast by the Sunshine Network and FOX SportsNet to over 40 million households. The game showcases the top college football recruits in the nation. We expect to be able to sell the rights to the All American Bowl because we believes that the event has the potential to attract sufficient sponsorship to achieve profitability or to become a component of a corporate marketing program.

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)


This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.

-----------------------------------------------------------

8.  A Classified Ad, Inc.

Background

The Company acquired the rights to the completed technology, customer lists and domain name for the AClassifiedAd web site. A purchase price of $10,000 was recorded and as of May 31, 2004 accumulated amortization amounted to $10,000.

On February 6, 1999, the Company acquired the AClassifiedAd web site. This acquisition included the rights to the completed technology, customer lists and domain name. Included in the purchase of the AClassifiedAd web site were the rights to the Official NP Magazine, a monthly Internet consumer report provided to subscribers via e-mail. The purchase prices of these sites have been recorded as intangible assets in the Company's financial statements.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.

-----------------------------------------------------------

9.  Swap and Shop.net Corp.

Background

On February 12, 1999, the Company acquired the rights to the completed technology, customer lists and domain names for the Swap and Shop web site. The purchase price of $1,200, has been recorded as intangible assets. As of May 31, 2004 accumulated amortization amounted to $1,200.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS  (CONTINUED)

-----------------------------------------------------------

10.  A Super Deal.com, Inc.

Background

We previously executed an agreement to acquire Star Dot Marketing, Inc. (SDMI) which offers a complete line of guaranteed authentic, hand-signed sports memorabilia and other sports products. On February 3, 2000 we entered into a Stock Exchange Agreement with the shareholders of Star Dot Marketing, Inc. ("SDMI") which provides for the transfer of all the outstanding Common Stock of SDMI to eCom in exchange for 675,000 shares of our Common Stock. It is currently anticipated that the transaction will close before the end of April.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division.

---------------------------------------------------------------------

In conclusion, the Company cancelled almost all of its previous partnerships and teaming agreements. The Company's reengineering dictated that time be directed towards implementing the new business strategy. As discussed herein, the current operating results reflect this temporary cessation of revenues.
However, we believe that the potential revenue and profit to be realized from our focus on the spin off plan will confirm that the current lull in revenue generation is a minor inconvenience.




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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation

The consolidated financial statements of the Company include the accounts of USA Performance Products, Inc., eSecureSoft Company, USAS Digital, Inc., Pro Card Corporation, AAB National Company, Swap and Shop.net Corp., A Classified Ad, Inc., A Super Deal.com, Inc. and the parent company eCom eCom.com Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. The Company expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC.

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Amortization

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

The number of potential dilutive shares excluded from the Company's calculation of diluted earnings per share based on their anti-dilutive effect was 521,366 for the year ending May 31, 2004.
                                                                    Per
                                          Loss         Shares       Share
                                       (Numerator)  (Denominator)   Amount
For the year ending May 31, 2004:
 Basic earnings per share
  Loss applied to common shareholders $ (408,406)    42,532,642    $(0.01)


NOTE C - INVENTORIES

Inventories consist principally of paintball markers and paintball accessories and sports-related memorabilia. Inventories are carried at cost, which is considered to be less than market value. Maintenance, operating and office supplied are not inventoried.

At May 31, 2004 and 2003, inventory consisted of the following:

                             May 31, 2004           May 31, 2003

Finished goods                $    36,910            $     6,074
Work in process                   153,109                141,315
Raw materials                           0                      0
                              -----------            -----------
Total inventory               $   190,019            $   147,389
                              ===========            ===========
                                    32

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE D - PREPAID EXPENSES

The Company issued one million five hundred thousand shares of common stock as a retainer for future consulting fees during November 2003. The consulting contract was valued at $37,500 and is being expensed over three years. The remaining value of prepaid expenses is $25,000 as of May 31, 2004.

The Company issued 1 million shares of common stock ($150,000) as a retainer for future legal fees during May 2002. The value of the prepaid legal fees was recorded at the quoted market price of the common stock on the date of issuance. Due to the decline in the market value of the company's common shares, this retainer was depleted by February 2003. The $116,400 loss in value of the market value of common stock was written off during the quarter ending February 2003.


NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2004 and May 31, 2003:
                                         May 31, 2004         May 31, 2003
                                        --------------       --------------
Computer hardware                          $ 151,471              $ 150,111
Computer software                             56,308                 56,308
Furniture, fixtures and equipment             47,760                 47,760
Tools, dies and fixtures                      57,401                 57,401
Leasehold improvements                             0                      0
                                           ---------              ---------
     Total cost                              312,940                311,580

  Accumulated depreciation                   295,119                264,288
                                           ---------              ---------
     Net Property and Equipment            $  17,822              $  47,292
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $  30,830              $  45,053
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





                                    33

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE F - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $11,200 and $9,430 as of May 31, 2004 and May 31, 2003, respectively.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $22,500 as of May 31, 2003.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $13,500 as of May 31, 2004.

On September 18, 2002, the Company issued 25,000 shares of stock as an initial payment towards the purchase of FotoCrazy software. This initial deposit was recorded as $1,125.

NOTE G - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE H - LONG-TERM DEBT

Long-term debt at May 31, 2004 and May 31, 2003 consisted of:
                                                 May 31, 2004    May 31, 2003
                                                 ------------    ------------
A noninterest bearing, noncollateralized loan from
an offshore corporation, See Note O.  This note
wased or determinable date to repay this loan.             0          184,220

Non-collateralized loans from stockholders.
The loans are due on demand.                         521,739          416,668
                                                  ----------       ----------
     Total Long-Term Debt                            521,739          600,888
     Less Current Portion                           (521,739)        (600,888)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2004                                          0          600,888
     May 31, 2005                                    521,739                0
                                                  ----------       ----------
                                                   $ 521,739        $ 600,888
                                                  ==========       ==========



                                    34
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE I - COST OF SALES
Included in the cost of sales are the following:
                                               May 31, 2004    May 31, 2003

Shipping and handling costs                     $     1,977     $         0
Packaging costs                                         246             460
                                                -----------     -----------
    Total                                       $     2,223     $       460
                                                ===========     ===========

Shipping and handling income                    $     3,708     $     8,945
                                                ===========     ===========

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease one which expires on March 31, 2004. The Company leases its manufacturing facility under an operating lease which expired June 30, 2001. A new lease was negotiated for the manufacturing facility on July 1, 2003. Since July 1, 2003 the Company has been leasing under a monthly basis. Future minimum lease payments including sales tax as of May 31, 2004 are:

Fiscal Years ending:

            May 31, 2005                         1,855
                                              --------
            Total Minimum Lease Payments      $  1,855
                                              ========

Rent expense for the periods ending May 31, 2004 and 2003 are $53,739 and $70,377 respectively.

The Company is party to lawsuits in the normal course of business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict.

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance which is claimed to be owed National Paintball as of May 31, 2004 is 59,475.83. The shortfall in payment was due to a delay in the SEC paperwork which occurred as the price of shares were dropping. Hence, National Paintball which recently filed for bankruptcy, has reopened its attempt to recover a portion of their claim. A settlement is presently being negotiated.
                                    35

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict. An unfavorable resolution of one outstanding lawsuit could adversely affect our business results of operations or financial conditions.


NOTE K - RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a corporation located in Nassau, Bahamas. Axis has an equity interest in the Company. Axis was retained for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USAPP in connection with this agreement. In 1999, Axis loaned the Company $296,000, and this indebtedness was reduced by $111,780 through the issuance of 150,000 shares of the Company's common stock. During the current fiscal year the debt to Axis was eliminated.

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-interest bearing, non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia at May 31, 2004 and 2003 is $246,291 and $258,321.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of May 31, 2004 and 2003 is $35,000 and $40,000.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

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

The following is a summary of segment activity:

                                Electronic
                    Paintball    Commerce         Totals
Year Ended May 31, 2004
Revenues           $   59,230    $   2,804     $   62,034
Interest revenue            -            4              4
Interest expense          657       40,729         41,386
Depreciation           15,374       15,456         30,830
Amortization                -       21,442         21,442
Segment gain (loss)   (58,326)    (349,780)      (408,106)
Segment assets        176,991      181,227        358,218

                                Electronic
                    Paintball    Commerce        Totals
Year Ended May 31, 2003
Revenues           $  137,729    $  10,944     $  148,673
Interest revenue            -            -              -
Interest expense          270       13,825         14,095
Depreciation           23,145       21,908         45,053
Amortization                -       20,257         20,257
Segment gain (loss)  (207,564)    (563,226)      (770,790)
Segment assets        195,762       87,362        283,124

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003


NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $554,000 at May 31, 2004 and $724,000 at May 31, 2003 and that the Company has incurred net operating losses since inception.

eCom will have to fund future operations and software development through product sales, asset sales, shareholder loans and private sales of company stock. The sales of MyPhotoZip began on July 31, 2002, the product was released with a 30 day free trial. During August, 2003 eCom contracted with Digital River Inc to market and distribute MyPhotoZip.

USA Performance Products completed its approval with the United States General Services Administration. The Viper M-1 paintball gun can now be purchased through GSA Advantage, the Federal Government's online purchasing system. eCom is continuing to look for buyers for the USA Performance Products division.
In accordance with the May 2001 agreement to sell the 1-800-PAINTBALL number, the Company agreed not to sell paintball accessories until May 2004. The company continues to manufacture and sell the Viper paintball gun.

The Company is currently focusing its efforts on the spin-off and subsequent mergers of each of its subsidiary companies.

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      May 31, 2004
                                                     --------------
         Loss carry forward for tax purposes          $  7,042,000
                                                     ==============
         Deferred tax asset (34%)                        2,394,000
         Valuation allowance                            (2,394,000)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through May 31, 2004, the Company had a federal income tax net operating loss carry forward of approximately $7,042,000 which will expire through the year 2024.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

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

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE Q - PRIVATE EQUITY LINE

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

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission which was declared effective by the Commission on April 28, 2000, and which allowed the Company to exercise its rights under the

                                    40
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2004 AND 2003

NOTE Q - PRIVATE EQUITY LINE (CONTINUED)

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
                                                          First      Term of
   Name               Age    Position                   Appointed     Office
-----------------     ---    -------------------       -----------   --------
David J. Panaia       64     Chairman, Chief            June 1994    (1),(2)
                             Executive Officer
                             and Director

Barney A. Richmond    52     President and Director     March 2004   (1),(2)

Peter Tamayo, Jr. PHD 41     Chief Technical Officer    June 2002    (1),(2)

Richard C. Turner     44     Chief Financial Officer    April 2001   (1),(2)
                             Treasurer and Director

(1) Officers serve at the pleasure of the Company's Board of Directors.
(2) Each of these Directors was elected to serve until the next Annual Meeting of Shareholders. The Company currently intends to hold its next annual meeting during February 2005. The Board of Directors sets corporate policies that are implemented by the Company's management. In the event that the Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter that raised the issue.


                                    41
David J. Panaia, Chairman, Chief Executive Officer, and Director, is the founder of eCom and has served as Chairman and Director since incorporated in June 1994. Mr. Panaia previously founded several medical businesses which were later sold. From 1988 to 1994, he served as a political and small business marketing consultant through his own firm, Sunpoint Industries, Inc. Sunpoint offered consulting services to candidates and medical equipment businesses located in the United States. Mr. Panaia has served in numerous community, business and political capacities. He concentrates full time on his duties as the Chairman of eCom.

Barney A. Richmond, 52, has been President and a Director of the Company since March 2004. He is also President and a Director of American Capital Holdings.
From 1985 to the present,   Mr. Richmond has been an independent advisor and
investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Peter Tamayo, Jr. Ph.D. Chief Technology Officer started with Company in June 2002 and was appointed President in July 2002. Prior to joining eCom eCom.com, Inc. Dr. Tamayo served as Chairman and CEO of Internet Security Solutions, Inc.
(ISS). Dr. Tamayo has more than 24 years of high technology experience in computer and electronics applications including computer language design, software engineering, and computer hardware and chip manufacturing. He has worked with industry leaders such as Microsoft, IBM, Compaq, Emulex, and several others in research, development, and marketing of several of the companies' leading software and computer hardware solutions. Dr. Tamayo also served as President and CTO of United Interactive Technologies, Inc. and Senior VP and CTO of InteractiveTechnologies.com, LTD (INTR), a leading South Florida ISP / ASP that established the first Network Access Point (NAP) in the state of Florida. In 1981 he graduated from Morgan Technical Institute with majors in Industrial Electronics, Computer Science and Technology. Dr. Tamayo holds a masters degree in Business Administration and doctorate degree in Computer Science and Technology from the Vernell University. His doctoral thesis is titled "Implementing Public Key Encryption infrastructures for Organizations and Wide Area Networks". Dr. Tamayo continues his education, research, and development studies at leading corporate think tanks and is currently working on his second doctorate degree.

Richard C. Turner, who started with the Company in June of 2001 as Chief Financial Officer, Treasurer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with eCom. Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, Florida,
where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of eCom and American Capital Holdings.
                                    42

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


ITEM 10. EXECUTIVE COMPENSATION

The following table provides information regarding the executive compensation of persons serving as eCom's executive officers during the fiscal years ended 2004, 2003 and 2002.





                                    43

Summary Compensation Table
                                                    Long Term Compensation
                         Annual Compensation          Awards   Payouts
                                                        Securities
                                        Other    Restr. Underlying      All
                                        Annual   Stock   Options/      Other
Name and Principal                      Compen-  Awards   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation  # Shares # Shrs Payouts sation

David J. Panaia     2004      0     0      0   1,840,000   0      0      0
 Chairman, CEO      2003      0     0      0       -       0      0      0
                    2002      0     0      0       -       0      0      0

Barney A Richmond   2004      0     0      0       -       0      0      0
President

Peter Tamayo, Jr.   2004      0     0      0      75,000   0      0      0
 CTO                2003  $75,000   0      0     750,000   0      0      0

Richard C. Turner   2004      0     0      0   1,840,000   0      0      0
 CFO and Treasurer  2003  $52,000   0      0       -       0      0      0

Robert C. Wilson    2003      0     0      0      65,000   0      0      0
 ex-President       2002  $52,000   0      0     150,000   0      0      0

None of eCom's current executive officers has an employment agreement or stock option arrangement with eCom. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this report, the Company has a total of 50,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 49,955,112 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (b) the directors and officers of eCom, and (c) the directors and officers of eCom as a group.

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     David J. Panaia (1)           8,187,459          16.39
     Palm Beach Gardens, FL

     Richard C. Turner             4,617,400           9.24
     Palm Beach Gardens, FL

     Peter Tamayo Jr.                825,000           1.65

     Barney A. Richmond                    0            -

     All Officers and             13,629,859          27.28
     Directors as a Group
     4 persons
                                     44
(1) David J. Panaia, an officer and director of the Company, is the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia.

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

On February 6, 1998, the Company issued 150,000 shares to Thomas J. Thomas as compensation for legal services performed by him prior to that date.
                                     45
On February 6, 1998, the Company issued 327,900 shares to David Panaia (the Company's Chief Executive Officer and a Director) in cancellation of indebtedness in the amount of $6,148.

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

On December 22, 1999, the Company issued 25,000 shares to Elling Myklebust for Internet development services.
                                     46
On December 22, 1999, the Company issued 10,010 shares to Christen Myklebust for Internet development services. Christen Myklebust is the son of Elling Myklebust.

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

                                     47
On September 27, 2001, the Company issued 51,020 shares to Robert Wilson as a commission for closing the companies contract with Impact Imaging Inc.

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

                                     48

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


                                     49
On September 10, 2003, the Company issued 540,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On September 10, 2003, the Company issued 540,000 shares to David Panaia in cancellation of indebtedness in the amount of $4,590.

On November 14, 2003, the Company issued 1,300,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On November 14, 2003, the Company issued 1,300,000 shares to David Panaia for performing services as the Chief Executive Officer.

On November 14, 2003, the Company issued 200,000 shares to Andrew Panaia, son of David Panaia, for performing services as manager of USA Performance Products.

On November 14, 2003, the Company issued 567,000 shares to Derek Panaia, son of David Panaia, as compensation for cancelling the USA Performance Products debt to Axis Enterprises in the amount of $184,200.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. A control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that
                                     50
breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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


Subsequent Events

As soon as the Securities and Exchange Commission declares both the Form 10SB-12(g) and the forthcoming SB-2 registration statements effective, ACH plans to make application for trading on the American Stock Exchange ("AMEX"). As soon as F4W has the AMEX required audited asset base to qualify and the receipt of an effective ruling from the SEC regarding its forthcoming SB-2 filing, it plans to make application to the AMEX as well.

eCom has spun off its ten wholly owned subsidiaries as independent public companies under the provisions of SEC Legal Staff Bulletin 4. It is now in the process of filing registration statements for each company with ACH being the first. Its plan is to acquire established businesses to expand the spin offs for the benefit of its shareholders.

The date of record for the ACH spin-off is Jan 5, 2004, which means that stockholders of eCom stock as of that date are entitled to a "Due Bill" for one share of ACH for every twenty shares of ECEC owned. If a shareholder sells its ECEC stock between Jan.5, 2004 and the "Distribution Date" (that is when shares are actually mailed out) the new stockholder of those shares is entitled to the Due Bill.

The Distribution Date is determined by first being notified by the SEC ruling that the filing is effective and then the Company Board of Directors setting the date. This process can normally take between one (1) to three (3) months after submission of each registration statement. Only then will shares be distributed to the shareholders who own shares on the Distribution Date.

The same procedure applies to all ten (10) of the spin offs. The second spin-off company Freedom 4 Wireless, Inc. has a Date of Record of Feb. 23, 2004. Its Form 10SB 12(g) registration statement has been filed and its SB-2 is presently being prepared. As a shareholder of eCom common stock you are entitled to all spin
                                     51
offs, unless you sell your shares before the 24 hour time-frame preceding the Date of Distribution.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Index to financial statements and financial statement schedules
The audited balance sheets of the Company as of May 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the YEARS ENDED MAY 31, 2004 AND 2003 appear in sequentially numbered pages F-1 through F-19.

The page numbers for the financial statement categories are as follows:

Page      Description
F-1       Report of Independent Auditors - May 31, 2004 and 2003
F-2       Balance Sheets as of May 31, 2004 and 2003
F-3       Statements of Operations for the YEARS ENDED MAY 31, 2004 AND 2003
F-4       Statement of Shareholders' Deficit for the Years Ended May 31,
          2004 and 2003
F-5       Statements of Cash Flows for the YEARS ENDED MAY 31, 2004 AND 2003
F-7       Notes to Financial Statements

(b)     8-K Reports
               Form 8-K filed on March 3, 2004                          *
                   regarding The Board of Directors approving the spin off of eCom eCom.com's (ECEC) remaining subsidiary companies as separate publicly owned entities.

               Form 8-K filed on March 31, 2004                        **
                   regarding the March 29, 2004 appointment of Barney A. Richmond as President of eCom eCom.com, Inc.

* Incorporated by reference to Registrant's Form 8-K filed on March 2, 2004 ** Incorporated by reference to Registrant's Form 8-K filed on March 31, 2004

(c)     Exhibits:

3.1     Articles of Incorporation (1)
3.2     By-laws (1)
10.1 Agreement for acquisition of assets of Performance Paintball Products Inc. (1)
10.2    Agreement of acquisition of rights to All American Bowl (2)
10.3    Personal services agreement with All American Bowl Executive Director
        (2)
10.4    Promissory Note to Stratex Corporation dated August 12, 1997 (3)
10.5 Marketing and Management Agreement between Axis Enterprises, Ltd. and Registrant dated January 10, 1998 (3)
10.6    Agreement for acquisition of assets of Amateur Athletes of America,
        Inc. (3)
                                     52
10.7    Lease Agreement between Ryco Properties, Inc. and Registrant dated
        May 4, 1998 (3)
10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10   Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999 (5)
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13   First Stock Incentive Plan (5)
10.14 Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15 License Agreement between iTool.com and Registrant dated December 20, 1999 (6)
10.16 Stock Exchange Agreement between the shareholders of Star Dot Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17   Service Agreement between eWebPEO.com, Inc. and Registrant dated
        March 25, 2000 (6)
10.18 Consulting and Compensation Agreement between eWebPEO.com, Inc. and Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21   Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)
10.22 Strategic Marketing and Sales Agreement between BIFS Technologies Corporation and the Registrant dated March 19, 2001 (10)
10.23   Operating Agreement for ZyndeCom, Inc. dated August 20, 2001 (10)
10.24   Board of Directors approves the spin-off of the remaining
Subsidiaries (11)
10.25   Barney A Richmond appointed President of eCom eCom.com Inc. (12)
11      Statement of Computation of Earnings per Share
21      Subsidiaries of the Company
27      Financial Data Schedule
31.1    Certification of Chief Executive Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Chief Financial Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.
(2) Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.
(3) Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.
(4) Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.
(5) Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.
(6) Incorporated by reference to Form 10-KSB for the year ended May 31, 2000.
(7) Incorporated by reference to Form 8-K filed with the Commission on January 21, 2000.
(8) Incorporated by reference to Form 8-K filed with the Commission on May 31, 2001.
(9) Incorporated by reference to Form 8-K filed with the Commission on June 7, 2001.
                                     53
(10)Incorporated by reference to Form 10-KSB for the year ended May 31, 2001.
(11)Incorporated by reference to Form 8-K filed with the Commission on March 2, 2004.
(12)Incorporated by reference to Form 8-K filed with the Commission on March 31, 2004.

                               Exhibit 11
eCom eCom.com, INC.
STATEMENT OF COMPUTATION OF EARNINGS PER SHARE AS OF MAY 31, 2004

Calculation of Numerator:     Calculation of Denominator:

   Net loss      (408,407)    Weighted average common shares
   Adjustment           0      issued and outstanding           42,532,642
                 --------     Potentially dilutive securities            0
   Net Loss      (408,407)                                      ----------
                =========     Weighted average shares
                               outstanding                      42,532,642
                                                                ==========
                              Exhibit 21

Subsidiaries of the Company
eCom eCom.com, Inc.
as of May 31, 2004
                              State of       Name Under Which
Subsidiary Name and Address   Incorporation  Business is Conducted
---------------------------   -------------  ---------------------

USA Sportsnet Company          Florida       USA Sportsnet Company
                                            (formerly)US Amateur Sports Company
                                             the name was changed on March 2003

USA Performance Products, Inc. Florida       USA Performance Products

eSecureSoft Corp.              Florida       eSecureSoft Corp.

USAS Digital, Inc.             Florida       USAS Digital, Inc.

Pro Card Corporation           Florida       Pro Card Corporation

AAB National Company           Florida       AAB National Company

A Classified Ad, Inc.          Florida       A Classified Ad, Inc.

Swap and Shop.net Corp         Florida       Swap and Shop.net Corp.

A Super Deal, Inc.             Florida       A Super Deal.com, Inc.


ADDITIONAL INFORMATION
Corporate Headquarters
8125 Monetary Dr. Suite H4
Riviera Beach, Florida 33404
Telephone Number: (561) 622-4395;
Internet Address - http://www.ecomecom.net
E-mail Address - info@ecomecom.net
                                     54
Independent Public Accountants
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Transfer Agent
Florida Atlantic Stock Transfer, Inc.
7130 Nob Hill Road
Tamarac, Florida 33321

Exhibit 27

Financial Data Schedule
This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 2 and 3 of the Company's Form 10-KSB for the year ended May 31, 2004, and is qualified in its entirety by reference to such financial statements.

{PERIOD-TYPE}                                         12-MOS
{FISCAL-YEAR-END}                                MAY-31-2004
{PERIOD-END}                                     MAY-31-2004
{CASH}                                                 1,253
{SECURITIES}                                               0
{RECEIVABLES}                                            250
{ALLOWANCES}                                               0
{INVENTORY}                                          190,019
{CURRENT-ASSETS}                                     272,615
{PPE}                                                312,940
{DEPRECIATION}                                       295,119
{TOTAL-ASSETS}                                       358,218
{CURRENT-LIABILITIES}                                826,798
{BONDS}                                                    0
{PREFERRED-MANDATORY}                                      0
{PREFERRED}                                                0
{COMMON}                                               4,995
{OTHER-SE}                                          (473,575)
{TOTAL-LIABILITY-AND-EQUITY}                         358,218
{SALES}                                               62,034
{TOTAL-REVENUES}                                      62,034
{CGS}                                                 61,651
{TOTAL-COSTS}                                        473,396
{OTHER-EXPENSES}                                           0
{LOSS-PROVISION}                                           0
{INTEREST-EXPENSE}                                    41,386
{INCOME-PRETAX}                                     (408,406)
{INCOME-TAX}                                               0
{INCOME-CONTINUING}                                 (408,406)
{DISCONTINUED}                                             0
{EXTRAORDINARY}                                       44,342
{CHANGES}                                                  0
{NET-INCOME}                                        (408,406)
{EPS-BASIC}                                             (.01)
{EPS-DILUTED}                                           (.01)
                                    55


SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        eCom eCom.com, Inc.




September 21, 2004  By:   /s/  David J. Panaia
                         David J. Panaia, Chief Executive Officer




September 21, 2004  By:  /s/  Richard C. Turner
                         Richard C. Turner, Chief Financial Officer

































                                    56



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

Date: September 21, 2004
  /s/ David J. Panaia
-----------------------
David J. Panaia
Chief Executive Officer
                                     57
Exhibit 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: September 21, 2004
  /s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-K for the year ending May 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), David
J. Panaia, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


      /s/    David J. Panaia


      David J. Panaia
      Chief Executive Officer

September 21, 2004


      /s/     Richard C. Turner


      Richard C. Turner
      Chief Financial Officer

September 21, 2004

[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., 8125 Monetary Drive, Suite H4, Riviera Beach, Florida 33404. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.