Form 10QSB
period 2004-08-31
ECOM ECOM COM INC
filed 2004-10-25
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2004
                   Commission File Number 33-96638-A

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

                         8825 Monetary Drive, Suite H4
                         Riviera Beach,  Florida 33404
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

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

As of August 31, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           August 31, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Consolidated Balance Sheets:
              August 31, 2004 and May 31, 2004    (Unaudited)           4

          Consolidated Statements of Operations:
              Three Months Ended August 31, 2004 and
              2003  (Unaudited)                                         5

          Consolidated Statements of Shareholders' Deficit:
              Years Ended May 31, 2003 and 2002 and the
              Three Months Ended August 31, 2004   (Unaudited)          6

          Consolidated Statements of Cash Flows:
              Three Months Ended August 31, 2004 and
              2003  (Unaudited)                                         7

          Notes to Consolidated Financial Statements                    9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    20

ITEM 3    CONTROLS AND PROCEDURES                                      26

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   29

SIGNATURES AND CERTIFICATIONS                                          30

          Exhibit 31.1  Certification required under Section 302 of    31
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    32
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          33









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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of August 31, 2004 and May 31, 2004, and the related consolidated statements of operations, for the three-month periods ended August 31, 2004 and 2003, the consolidated statement of stockholders' deficit from May 31, 2002 through August 31, 2004, and the consolidated statement of cash flows for the three-month periods ended August 31, 2004 and 2003. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $425,375 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wieseneck, Andres & Company, P.A.
October 25, 2004










                                      3
eCOM eCOM.COM, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                             August 31, 2004    May 31, 2004
                                             ---------------   --------------
                        ASSETS
Current Assets
  Cash and cash equivalents                       $     119       $    1,253
  Accounts receivable other                               0              250
  Due from affiliated companies                     227,462                0
  Inventories                                             0          190,019
  Prepaid expenses                                   55,884           81,093
                                                ------------    ------------
    Total Current Assets                            283,465          272,615
                                                ------------    ------------
Property and Equipment, net                             494           17,822
                                                ------------    ------------
Other Assets
  Intangible assets, net                                  0           59,024
  Other assets                                        2,250            8,757
                                                ------------    ------------
    Total Other Assets                                2,250           67.871
                                                ------------    ------------
      Total Assets                                $ 286,209       $  358,218
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $ 109,092       $  241,977
  Accrued expenses                                   44,000           44,000
  Other current liabilities                               0            1,416
  Current portion of long-term debt                 533,236          521,739
  Interest accrued on current portion                22,512           17,646
                                                ------------    ------------
    Total Current Liabilities                       708,840          826,798

Notes Payable, Net of Current Portion                     -                -
                                                ------------    ------------
  Total Liabilities                                 708,840          826,798
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 and
    49,955,112 shares issued and outstanding          4,995            4,995
  Paid-in capital                                 6,579,537        6,579,537
  Dividends                                         (96,124)               -
  Accumulated deficit                            (6,911,038)      (7,053,112)
                                                ------------    ------------
    Total Stockholders' Deficit                    (422,630)        (468,580)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $ 286,209        $ 358,218
                                                ============    ============

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2004      August 31, 2003
                                        ______________      _______________
Revenues

  Net Sales                            $          319       $      12,809
  Cost of Sales                                   (81)            (13,753)
                                        ______________     _______________
      Gross Profit                                239                (944)
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                              64               1,408
  Product development                               -               4,500
  General and administrative                   25,167              55,613
  Amortization                                    333               5,232
                                        ______________     _______________
      Total Operating Expenses                 25,565              66,753
                                        ______________     _______________
Loss from Operations                          (25,326)            (67,697)

Other Income (Expense)
  Interest income                                   -                   -
  Interest expense                            (10,525)             (8,069)
                                        ______________     _______________
      Net Other Expenses                      (10,525)             (8,069)
                                        ______________     _______________

Net Loss                                $     (35,851)            (75,766)
                                        ==============     ===============

Net Loss Per Common Share               $       (.001)              (.002)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112         37,692,373
                                        ==============     ===============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31, 2003 AND 2004 AND THE THREE MONTHS ENDED AUGUST 31, 2004
(Unaudited)

                                                              Common Stock
                  Number      At       Add'l             Retained       Total
                    of        Par     Paid In            Earnings  Stockholder
                  Shares     Value    Capital  Dividends  Deficit      Deficit
                ----------  ------  ---------- --------- ----------- ---------
Balance,
  May 31, 2002  26,739,512  $2,674  $5,755,767        - $(5,873,915) $(115,474)
Issuance of
  Common Stock   9,653,600     965     292,855        -           -    293,820
Net Loss                 -       -           -        -    (770,791)  (770,791)
                ----------  ------  ---------- --------- ----------- ---------
Balance,
  May 31, 2003  36,393,112   3,639   6,048,622        -  (6,644,706)  (592,445)
Issuance of
  Common Stock  13,562,000   1,356     530,915        -           -    532,271
Net Loss                 -       -           -        -    (408,406)  (408,406)
                ----------  ------  ---------- --------- ----------- ---------
Balance,
  May 31, 2004  49,955,112   4,995   6,579,537        -  (7,053,112)  (468,580)

Assets distributed
  as dividends to
  spin-offs on
  June 4, 2004
  USAPP                  -       -     (10,000)       -     187,624    177,624
  aSuperdeal             -       -           -  (32,000)          -    (32,000)
  AAB National           -       -           -   (1,444)          -     (1,444)
  ProCard Corp           -       -           -   (1,011)          -     (1,011)
  aClassified            -       -           -   (1,412)          -     (1,412)
  USAS Digital           -       -           -   (1,114)        150       (964)
  Swap and Shop          -       -           -     (941)          -       (941)
  eSecureSoft            -       -           -  (58,201)        150    (58,051)

Net Loss                 -       -           -        -     (35,851)   (35,851)
                ----------  ------  ---------- --------- ----------- ---------
Balance,
  Aug 31, 2004  49,955,112  $4,995  $6,569,537 $(96,124)$(6,901,038) $(422,630)
               ===========  ======  ========== ========= ============ ========




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)


                                        August 31, 2004    August 31, 2003
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $        319        $    12,809
    Cash paid to suppliers and employees         (759)           (21,807)
    Interest paid                              (5,556)            (6,532)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                  (5,996)           (15,530)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)              (701)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)              (701)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0                  0
    Proceeds of loans from stockholders        11,496             16,653
    Repayment of loans to stockholders         (5,518)                  0
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities         5,978             16,653
                                       _______________     _______________
Net Decrease in Cash                               18                421

Cash and Cash Equivalents at
 Beginning of Period                              137                111
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $     119         $      532
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0             10,421

  Stock issued for repayment of debt                0              4,590



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                        August 31, 2004    August 31, 2003
                                        _______________    _______________

Net Loss                                      (35,851)           (75,766)
    Add items not requiring outlay of cash:
        Depreciation and amortization             388             12,868
        Expenses paid by issuing stock              0             10,421
    Cash was increased by:
        Decrease in inventory                  33,444                  0
        Decrease in prepaid expenses                0                191
        Decrease in deposits                        0                  0
        Increase in accrued interest payable    4,968              5,468
        Increase in accounts payable                0             46,494
        Increase in inventory                       0            (18,359)
        Decrease in accounts payable           (6,267)                 0
        Decrease in accrued expenses           (2,678)            (2,678)
        Decrease in other current liabilities       0                364
        Decrease in accrued interest payable        0              5,468
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities             (5,996)           (15,530)
                                        ===============    ===============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. eCom recently changed its direction to focus on separating all ten of its current business segments, USA SportsNet, Inc., USA Performance Products, Inc., eSecureSoft Corp., USAS Digital, Inc., Pro Card Corporation, AAB National Company, A Classified Ad, Inc., Swap and Shop.net Corp., A Super Deal.com, Inc. and MyZipSoft, Inc. which was established on March 3, 2003.

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. The Company is considering a partnership arrangement or spin-off for each division. The major business segments are described below.

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

Our intention is to roll out all of the divisions for the purposes of attracting management and operational staff. Our mission is to make each of our divisions profitable and to grow on their own.

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

See accompanying independent accountants' review report.
                                      9

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

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



See accompanying independent accountants' review report.
                                     10


ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation

The consolidated financial statements of the Company at August 31, 2003 and May 31, 2004 include the accounts of USA Performance Products, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. We expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC. As of August 31, 2004 the following companies have been distributed and are no longer consolidated in the financial statements:
  1.  USA Performance Products, Inc.
  2.  eSecureSoft Company
  3.  USA SportsNet Company
  4.  MyZipSoft, Inc.
  5.  USAS Digital, Inc.
  6.  Pro Card Corporation
  7.  AAB National Company
  8.  A Classified Ad, Inc.
  9.  Swap and Shop.net Corp
  10. A Super Deal.com, Inc.

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

See accompanying independent accountants' review report.
                                     11

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

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

At August 31, 2004 and May 31, 2004 inventory consisted of the following:

                            August 31, 2004          May 31, 2004

Finished goods                $         0            $    36,910
Work in process                         0                153,109
Raw materials                           0                      0
                              -----------            -----------
Total inventory               $         0            $   190,019
                              ===========            ===========

All inventory was distributed to the spin-offs on June 4, 2004.

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

The Company issued one million five hundred thousand shares of common stock as a retainer for future consulting fees during November 2003. The consulting contract was valued at $37,500 and is being expensed over three years. The remaining value of the consulting contract is $18,750 as of August 31, 2004.





See accompanying independent accountants' review report.
                                     12



ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2004 and May 31, 2004:
                                       August 31, 2004         May 31, 2004
                                        --------------       --------------
Computer hardware                          $  85,074              $ 151,471
Computer software                             13,633                 56,308
Furniture, fixtures and equipment              4,330                 47,760
Tools, dies and fixtures                           0                 57,401
Leasehold improvements                             0                      0
                                           ---------              ---------
     Total cost                              103,037                312,940

  Accumulated depreciation                   102,543                295,119
                                           ---------              ---------
     Net Property and Equipment            $     494              $  17,822
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $      55              $  30,830
                                           =========              =========

Reductions in Computer hardware, computer software, furniture, and Tools and dies was due to the distribution to the spin-off companies on June 4, 2004.

The useful lives assigned to property and equipment to compute depreciation are:
                    Computer Hardware                        5 years
                    Computer Software                        5 years
                    Furniture, fixtures and equipment        7 years
                    Tools, dies and fixtures                 5 years



NOTE F - INTANGIBLE ASSETS

In February 1999, the Company acquired two Internet websites, AclassifiedAd and Swapandshop, for a total cost of $11,200. These assets are amortized over five years. Accumulated amortization related to these assets was $11,200 as of May 31, 2004.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $22,500 as of May 31, 2004. This asset was distributed to eSecureSoft on June 4, 2004.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work with MeVis

See accompanying independent accountants' review report.
                                     13

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE F - INTANGIBLE ASSETS - (CONTINUED)

Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $13,500 as of May 31, 2004. This asset was distributed to eSecureSoft on June 4, 2004.

On September 18, 2002, the Company issued 25,000 shares of stock as an initial payment towards the purchase of FotoCrazy software. This initial deposit was recorded as $1,125. This asset was distributed to eSecureSoft on June 4, 2004.


NOTE G - OTHER ASSETS

Other assets consist primarily of security deposits on the lease of office facilities, an employee advance and utility deposits.

NOTE H - LONG-TERM DEBT

Long-term debt at August 31, 2004 and May 31, 2003 consisted of:
                                              August 31, 2004    May 31, 2004
                                                 ------------    ------------

Loans from stockholders and affiliated companies:
The loans are due on demand.                         533,236          521,739
                                                  ----------       ----------
     Total Long-Term Debt                            533,236          521,739
     Less Current Portion                           (533,236)        (521,739)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2005                                    533,236          521,739
                                                  ----------       ----------
                                                   $ 533,236        $ 521,739
                                                  ==========       ==========

NOTE I - COST OF SALES

Included in the cost of sales are the following:

                                              August 31, 2004   May 31, 2004
                                               ------------     ------------
Shipping and handling costs                     $         0     $     1,977
Packaging costs                                           0             246
                                                ------------    ------------
        Total                                   $         0     $     2,223
                                                ============    ============
Shipping income                                 $         0     $     3,708
                                                ============    ============
See accompanying independent accountants' review report.
                                     14

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by USA Performance products leases office and manufacturing facilities under an operating lease one which expired June 30, 2001. Since July 1, 2003 the Company has been leasing under a monthly basis. Future minimum lease payments including sales tax as of May 31, 2005 are:

Fiscal Years ending:

            May 31, 2005                         1,855
                                              --------
            Total Minimum Lease Payments      $  1,855
                                              ========

Rent expense for the three month period ending August 31, 2004 and 2003 are $0 and $15,466. Rent expense for the three month period ending August 31, 2004 will be accrued for the office space by USA Performance Products.

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

National Paintball Supply, Inc. filed a complaint against USA Performance Products and eCom eCom.com, Inc. in the State of South Carolina, Greenville County Court of Common Pleas on May 14, 2001. The complaint alleged that an amount of $85,743.35 is owed to the complainant. National Paintball Supply handled paintball fulfillment requests for USA Performance products. USA Performance Products contended that many requests for fulfillment were not completed while some requests were shipped twice. USA Performance Products has recorded a balance due of $69,373.36 as of May 31, 2001. As part of the SB-2 dated August 8, 2002, stock was registered to pay-off this debt. As of February 28, 2003 all stock that had previously been held in an Attorney escrow account, had been sold and transferred to National Paintball. The balance owed National Paintball as of August 31, 2003 is 59,475.83 recorded on the balance sheet of USA Performance Products.

See accompanying independent accountants' review report.
                                     15

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE K - RELATED PARTY TRANSACTIONS

On January 10, 1998, the Company's Board of Directors approved an agreement with Axis Enterprises, Ltd., a corporation located in Nassau, Bahamas. Axis has an equity interest in the Company. Axis was retained for a period of three years to provide certain financing, marketing and management services in support of the Company's subsidiary, USA Performance Products, Inc. In exchange for performance of these services, Axis was granted 1,500,000 shares of common stock. The final marketing and management agreement was executed on April 8, 1998. Derek D. Panaia, son of David J. Panaia, CEO of the Company, was retained as a consultant to provide management oversight of USAPP in connection with this agreement. In 1999, Axis loaned the Company $296,000, and this indebtedness was reduced by $111,780 through the issuance of 150,000 shares of the Company's common stock. During the prior fiscal year the debt to Axis was eliminated.

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-interest bearing, non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr.
Panaia, CEO in return for cancellation of $437,362 of the debt owed to him.
The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia at August 31, 2004 and May 31, 2004 is $376,296 and $373,413.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of August 31, 2004 and May 31, 2004 is $35,000.

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

See accompanying independent accountants' review report.
                                     16
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE L - BUSINESS SEGMENTS - (CONTINUED)
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

As of August 31, 2004 the company no longer had consolidated business segments. The Paintball segment has been distributed to USA Performance Products, Inc., the software segment has been distributed to eSecureSoft Company.

NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $774,688 at August 31, 2003 and by $425,375 at August 31, 2004 and that the Company has incurred net operating losses since inception.

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

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     August 31, 2004
                                                     --------------
         Loss carry forward for tax purposes          $  6,890,390
                                                     ==============
         Deferred tax asset (34%)                        2,342,733
         Valuation allowance                            (2,342,733)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============
See accompanying independent accountants' review report.
ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NOTE N - INCOME TAXES - (CONTINUED)

Through August 31, 2004, the Company had a federal income tax net operating loss carry forward of approximately $6,890,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2004 was approximately $6,890,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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

See accompanying independent accountants' review report.
                                     18

ECOM ECOM.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

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

                                     19





ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended August 31, 2004 and 2003 and the Form 10-KSB for the fiscal year ended May 31, 2004.

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


Overview

The results of its operations during the three months ended August 31, 2004 were a reflection of the continued evolution of its business model.

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

                                     20

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

1.  USA Performance Products, Inc.
2.  eSecureSoft Company
3.  USA SportsNet Company *         American Capital Holding, Inc.
4.  MyZipSoft, Inc. *               Freedom 4 Wireless, Inc.
5.  USAS Digital, Inc.
6.  Pro Card Corporation
7.  AAB National Company
8.  A Classified Ad, Inc.
9.  Swap and Shop.net Corp
10. A Super Deal.com, Inc.

*  Agreement

Shareholders who maintain their shares in ECEC will be entitled to a prorata share of each spin-off as it occurs. Meaning you must own ECEC stock on the Date of Payment. The Company wishes to stress that each spin off will have a different Date of Payment. For clarity purposes, the Date of Record which is set first, determines the outstanding shares eligible for the spin-off shares by attaching a "Due Bill" to them (this will be done by the transfer agent.) If shares are transferred or sold before the Date of Payment, the new shares belong to the new owner. It urges all shareholders to be patient as this type of transaction has many steps and takes time.

These spin offs will bring additional value to all ECEC shareholders when completed. Not only will each new spin off company be an additional holding for

                                     21

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

About American Capital Holdings, Inc. (formerly USA SportsNet)

History. American Capital Holdings, Inc.(ACH) was incorporated in the State of Florida on January 25,1999 as US Amateur Sports Company, a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On March 24, 2003, the Company changed its name to USA SportsNet, Inc. (USASN), and recently changed its name to American Capital Holdings, Inc. in connection with its spin off by eCom and its acquisition of certain assets of a company formerly known as American Capital Holdings, Inc. (now known as ACHI, Inc.) The Company's main office is located at 100 Village Square Crossings, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 622-4395.

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

                                     22
ECOM ECOM.COM, INC.

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

Assets Acquired from American Capital Holdings. The assets acquired from ACHI consist primarily of approximately $10.8 million of investment interests in ten developing companies (described below), approximately $5.3 million of restricted securities, approximately $233,000 of marketable securities, approximately $100,000 in cash, and proprietary investment programs known as Energy Tax Incentive Preferred Securities ("ETIPS")and Guaranteed Principal Insured Convertible Securities ("GPICS") which ACHI had developed and specifically designed to facilitate investment in oil and gas exploration in the United States, and in developing companies. See the American Capital Holdings balance sheet included in the Financial Statements section of this report.

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


About Freedom4Wireless, Inc. (formerly MyZipSoft)

History. Freedom4Wireless, Inc.(F4W)was incorporated in the State of Florida on February 23, 2003 as MyZipSoft, Inc., a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Bulletin Board under the symbol 'ECEC.' On December 12, 2003, the Company changed its name to Freedom4Wireless, Inc. F4W's main office is located at 100 Village Square Crossings, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 622-4395. It also has a branch office at 14 East Washington Strret, Orlando, FL.

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



                                     23
ECOM ECOM.COM, INC.

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

The vision of Freedom 4 Wireless is to provide broadband wired and wireless network services to enhance the safety and well-being of the public and to enable government agencies to increase their effectiveness and efficiency. F4W will do so through Freedom 4 Emergency Display Services, Mobile Services, and Smart Equipment Services. By 2007, Freedom Zone Networks envisions its initial local and regional service networks merging with one another to become a national network capable of delivering nationally coordinated, but location specific public safety information relevant to the local community and providing government agencies with the mobile broadband wireless communications capability that they so badly need.
                                     24
ECOM ECOM.COM, INC.

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

Results of Operations

Comparison of the three months ended August 31, 2004 with the three months ended August 31, 2003.

Revenue for the three month period ended August 31, 2004 was $319 compared to $12,809 of revenue recorded during the same period of the prior year. Prior year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Our USA Performance Products subsidiary was distributed on June 4, 2004 therefore sales for the three months ending August 31, 2004 are not included in the current year financial results.

Gross profit increased from -$944 in the prior year period to $239 in the current three month period. Depreciation expense contributed $7,636 to the prior years deficit in gross profit.

Due to the distribution of the Company's paintball segment, sales and marketing expense dropped from $1,408 in the three months ended August 31, 2003 to $64 in the current three month period. General and administrative costs dropped from $55,613 in prior year to $25,167 in the current three month period.

Our operations for the three months ended August 31, 2004 resulted in a net loss of $35,851, a $39,915 improvement over the net loss of $75,766 recorded during the three months ended August 31, 2003.

Liquidity and Capital Resources

As of August 31,2004 current assets totaled $283,465 compared to $272,615 at the end of the prior fiscal year. Of the $10,850 increase in total current assets was the result of distributing inventory of 190,019 and recording a receivable due from USA Performance products of $227,462.

Accounts Payable decreased from $241,977 to $109,092 during the current three months. This decrease in accounts payable was due to the distribution of USA Performance Products on June 4, 2004. Accounts payable distributed from USA Performance Products was $126,637 on June 4, 2004.

Current liabilities decreased from $826,798 at the end of the prior fiscal year to $708,840 at the end of the current quarter, a decrease of $117,958.

The Company continues to be reliant on the combination of revenues, loans from stockholders and capital contributions to fund operations. The equity line agreement that was established with Swartz Private Equity, LLC was scheduled to end on April 28, 2003. The agreement was terminated on October 15, 2001 with a final sale of stock to Swartz to cover the outstanding account payable due to Swartz of $77,000.
                                    25
ECOM ECOM.COM, INC.

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

                                  26

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


ITEM 2. Changes in Securities.
        None

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None







                                  27




ECOM ECOM.COM, INC.



ITEM 5. Other Events.

Board of Directors Votes

On June 4, 2004, a motion was made and passed to Spin off eight of their wholly owned companies under Staff Legal Bulletin 4, as listed below;
1.  USA Performance Products, Inc.
2.  eSecureSoft Corp.
3.  USAS Digital, Inc.
5.  Pro Card Corp.
6.  AAB Company
7.  A Classified Ad, Inc.
8.  Swap and Shop Corp
9.  A Super Deal, Inc.

On March 25, 2004 a motion was made and passed to appoint Barney A. Richmond to the office of President of eCom eCom.com, Inc.

On March 2, 2004 a motion was made and passed to confirm and complete the spin off USA SportsNet, Inc. and MyZipSoft,Inc.

On January 20, 2004 a motion was made and passed to offer Warrants for 6,000,000 shares of eCom common stock to ACH for an exercise price of fifty cents ($.50) per share. The offer period if for one year ending January 20, 2005.


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

A motion was made and passed to appoint Barney Richmond to the Board of Directors and President and Richard Turner to the Board of Directors and Treasurer. David J. Panaia is a Director and Secretary, Harry Timmons id a Director and Matt Salmon is a Director.

On December 24, 2003 the Board of Directors of eCom eCom.com amended the Articles of Incorporation. Article Four now was changed to increase the authorized shares of the corporation from fifty million shares to two hundred million shares.

                                  28
ECOM ECOM.COM, INC.

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


ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    31

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    32

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        33

(b) Reports on Form 8-K:

     None
                                  29
ECOM ECOM.COM, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

October 25, 2004                   By:  /s/  David J. Panaia
                                             David J. Panaia,
                                             Chief Executive Officer

October 25, 2004                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

































                                     30

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

Date: October 25, 2004

/s/ David J. Panaia
--------------------------
David J. Panaia
Chief Executive Officer
                                     31
Exhibit 31.2

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

Date: October 25, 2004

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                     32

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), David J. Panaia, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    David J. Panaia

      David J. Panaia
      Chief Executive Officer
      October 25, 2004


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      October 25, 2004






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