Form 10QSB
period 2005-02-28
ECOM ECOM COM INC
filed 2005-06-06
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                   Commission File Number 000-23617

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           February 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheet:
              February 28, 2005  (Unaudited)                            4

          Statements of Operations:
              Nine Months Ended February 28, 2005 and
              2004  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended February 28, 2005 and
              2004  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2002 through February 28, 2005 (Unaudited)   7

          Statements of Cash Flows:
              Nine Months Ended February 28, 2005 and
              2003  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    26

ITEM 3    CONTROLS AND PROCEDURES                                      34

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   35

SIGNATURES AND CERTIFICATIONS                                          44

          Exhibit 31.1  Certification required under Section 302 of    44
                        the Sarbanes-Oxley Act of 2002 by the CEO

          Exhibit 31.2  Certification required under Section 302 of    45
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          47






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

We have reviewed the accompanying Balance Sheet of eCom eCom.com, Inc. as of February 28, 2005, and the related statements of operations, for the nine-month and three month periods ended February 28, 2005 and 2004, the statement of stockholders' deficit from May 31, 2002 through February 28, 2005, and the statement of cash flows for the nine-month periods ended February 28, 2005 and 2004. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $488,802 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
June 3, 2005






                                      3
eCOM eCOM.COM, INC
BALANCE SHEET
(Unaudited)
                                            February 28, 2005
                                             ---------------
                        ASSETS
Current Assets
  Cash and cash equivalents                       $      16
  Accounts receivable other                               0
  Due from affiliated companies                     226,838
  Inventories                                             0
  Prepaid expenses                                   25,932
                                                ------------
    Total Current Assets                            252,786
                                                ------------
Property and Equipment, net                             384
                                                ------------
Other Assets
  Intangible assets, net                                  0
  Other assets                                        2,250
                                                ------------
    Total Other Assets                                2,250
                                                ------------
      Total Assets                                $ 255,420
                                                ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $ 121,001
  Accrued expenses                                   44,000
  Other current liabilities                               0
  Current portion of long-term debt                 543,701
  Interest accrued on current portion                32,886
                                                ------------
    Total Current Liabilities                       741,588

Notes Payable, Net of Current Portion                     -
                                                ------------
  Total Liabilities                                 741,588
                                                ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 shares
    issued and outstanding                            4,995
  Paid-in capital                                 6,569,537
  Accumulated deficit                            (7,060,700)
                                                ------------
    Total Stockholders' Deficit                    (486,168)
                                                ------------
    Total Liabilities and Stockholders' Equity    $ 255,420
                                                ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Nine Months Ended
                                     February 28, 2005    February 29, 2004
                                        ______________      _______________
Revenues

  Net Sales                            $          611     $        47,806
  Cost of Sales                                  (234)            (47,799)
                                        ______________     _______________
      Gross Profit                                377                   7
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                             120               3,126
  Product development                               -              14,625
  General and administrative                   62,446             332,337
  Amortization                                    333              16,352
                                        ______________     _______________
      Total Operating Expenses                 62,899             366,440
                                        ______________     _______________
Loss from Operations                          (62,522)           (366,433)

Other Income (Expense)
  Interest income                                   -                   4
  Interest expense                            (36,866)            (30,170)
  Gain on disposal of asset                         -              44,337
                                        ______________     _______________
      Net Other Income                        (36,866)             14,171
                                        ______________     _______________

Net Loss                                $     (99,388)           (352,262)
                                        ==============     ===============

Basic Loss Per Common Share             $       (.001)              (.008)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112          42,532,642
                                        ==============     ===============











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      5
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                      February 28, 2005   November 30, 2003
                                        ______________      _______________
Revenues

  Net Sales                            $          172       $      13,497
  Cost of Sales                                   (87)            (14,238)
                                        ______________     _______________
      Gross Profit                                 85                (741)
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                              32             100,711
  Product development                               -                 278
  General and administrative                   11,886               4,875
  Amortization                                      -               5,560
                                        ______________     _______________
      Total Operating Expenses                 11,918             111,424
                                        ______________     _______________
Loss from Operations                          (11,833)           (112,165)

Other Income (Expense)
  Interest income                                                       4
  Interest expense                            (14,292)            (12,171)
  Gain on disposal of assets                        -              43,927
                                        ______________     _______________
      Net Other Income                        (14,292)             31,760
                                        ______________     _______________

Net Loss                                $     (26,125)            (80,405)
                                        ==============     ===============

Basic Loss Per Common Share             $       (.001)              (.002)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112         49,955,112
                                        ==============     ===============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT FROM MAY 31, 2002 THROUGH FEBRUARY 28, 2005 (Unaudited)

                          Common Stock
                  Number      At       Add'l    Retained       Total
                    of        Par     Paid In   Earnings  Stockholder
                  Shares     Value    Capital   Deficit      Deficit
                ----------  ------  ----------  ----------- ----------
Balance,
  May 31, 2002  26,739,512  $2,674  $5,755,767 $(5,873,915) $(115,474)
Issuance of
  Common Stock   9,653,600     965     292,855           -    293,820
Net Loss                 -       -           -    (770,791)  (770,791)
                ----------  ------  ----------  ----------- ----------
Balance,
  May 31, 2003  36,393,112   3,639   6,048,622  (6,644,706)  (592,445)
Issuance of
  Common Stock  13,562,000   1,356     530,915           -    532,271
Net Loss                 -       -           -    (408,406)  (408,406)
                ----------  ------  ----------  ----------- ----------
Balance,
  May 31, 2004  49,955,112   4,995   6,579,537  (7,053,112)  (468,580)

Assets distributed
  as dividends to
  spin-offs on
  June 4, 2004
  USAPP                  -       -     (10,000)    187,624    177,624
  aSuperdeal             -       -           -     (32,000)   (32,000)
  AAB National           -       -           -      (1,444)    (1,444)
  ProCard Corp           -       -           -      (1,011)    (1,011)
  aClassified            -       -           -      (1,412)    (1,412)
  USAS Digital           -       -           -        (964)      (964)
  Swap and Shop          -       -           -        (941)      (941)
  eSecureSoft            -       -           -     (58,051)   (58,051)

Net Loss                 -       -           -     (99,388)   (99,388)
                ----------  ------  ----------  ----------- ----------
Balance,
  Feb 28, 2005  49,955,112  $4,995  $6,569,537 $(7,060,700) $(486,168)
               ===========  ======  ========== ============ ==========





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
(Unaudited)


                                    February 28, 2005   February 29, 2004
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $        611        $    47,805
    Cash paid to suppliers and employees       (8,208)           (80,977)
    Interest paid                             (36,865)           (24,773)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (44,462)           (57,941)
                                       _______________     _______________
Cash Flows From Investing Activities
    Cancellation of security deposits               -             (2,676)
    Purchase of equipment                          (0)            (1,360)
    Purchase of intangible assets                                 (3,076)
    Proceeds received from sale of assets                            500
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)            (6,613)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0                  0
    Proceeds of loans from stockholders        49,859            154,165
    Repayment of loans to stockholders         (5,518)           (87,903)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities        44,341             66,262
                                       _______________     _______________
Net Decrease in Cash                              121              1,709

Cash and Cash Equivalents at
 Beginning of Period                              137                111
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $      16         $    1,819
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0            215,975
  Stock issued for purchase of prepaid assets       0            149,898
  Stock issued for repayment of debt                0             35,214




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                      February 28, 2005   February 29, 2004
                                        _______________    _______________

Net Loss                                    $ (99,388)       $  (352,262)
    Add items not requiring outlay of cash:
        Depreciation and amortization             498             39,432
        Expenses paid by issuing stock              0            215,975
        Gain on sale of asset                       0                535
    Cash was increased by:
        Decrease in accounts receivable             0                255
        Decrease in inventory                  33,444                  0
        Decrease in prepaid expenses                0                  0
        Decrease in deposits                        0                  0
        Increase in accrued interest payable   15,343             13,394
        Increase in accounts payable            5,641             25,314
        Increase in accrued expenses                0             43,806
    Cash was decreased by:
        Increase in inventory                       0            (42,445)
        Decrease in accounts payable                0                  0
        Decrease in accrued expenses                0                  0
        Decrease in other current liabilities       0               (945)
        Decrease in accrued interest payable        0                  0
                                        _______________    _______________
             Net Cash Flows Used In
              Operating Activities          $ (44,462)           (57,941)
                                        ===============    ===============















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

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

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

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

Since late June 2004, the management of American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs which possibly might have created contingent liabilities for all the shareholders of eCom. Because of

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      11
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS  (CONTINUED)

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

                                      12
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE A - HISTORY NATURE OF OPERATIONS  (CONTINUED)

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

During the period from late December 2004 thru mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      13
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.
                                      14
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS  (CONTINUED)

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



                                      15
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS  (CONTINUED)

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





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     16


ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation

The financial statements of the Company at February 29, 2004 and May 31, 2004 include the accounts of USA Performance Products, Inc. The Company formed USA Performance Products, Inc. as a separate wholly owned subsidiary on January 20, 1998 and transferred all assets related to the manufacture and sale of the Viper M1 paintball marker and accessories to this new corporation. We expanded the activities of USA Performance Products in 1999 by selling other paintball products through use of the 800-PAINTBALL toll-free telephone number and related website acquired by USASC. As of February 28, 2005 the following companies have been distributed and are no longer consolidated in the financial statements:

  1.  USA Performance Products, Inc.
  2.  eSecureSoft Company
  3.  USA SportsNet Company
  4.  MyZipSoft, Inc.
  5.  USAS Digital, Inc.
  6.  Pro Card Corporation
  7.  AAB National Company
  8.  A Classified Ad, Inc.
  9.  Swap and Shop.net Corp.
  10. A Super Deal.com, Inc.

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


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     17
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004


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

At February 28, 2005 inventory consisted of the following:

                          February 28, 2005

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

The Company issued one million five hundred thousand shares of common stock as a retainer for future consulting fees during November 2003. The consulting contract was valued at $37,500 and is being expensed over three years. The remaining value of the consulting contract is $12,500 as of February 28, 2005.








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     18

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of February 28, 2005:

                                      February 28, 2005
                                        --------------
Computer hardware                          $  85,074
Computer software                             13,633
Furniture, fixtures and equipment              4,330
Tools, dies and fixtures                           0
Leasehold improvements                             0
                                           ---------
     Total cost                              103,037

  Accumulated depreciation                   102,653
                                           ---------
     Net Property and Equipment            $     384
                                           =========
Depreciation expense included in the cost
  of sales for the periods ended are:      $     165
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

                                     19

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

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

NOTE H - LONG-TERM DEBT

Long-term debt at February 28, 2005 consisted of:

                                              February 28, 2005
                                                 ------------

Loans from stockholders and affiliated companies:
The loans are due on demand.                      $  543,701
                                                  ----------
     Total Long-Term Debt                            543,701
     Less Current Portion                           (543,701)
                                                  ----------
     Net Long-term Debt                            $       0
                                                  ==========
The long-term loans payable mature as follows:
     May 31, 2005                                    543,701
                                                  ----------
                                                   $ 543,701
                                                  ==========
See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                    20
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE I - COST OF SALES

Included in the cost of sales are the following:

                                          February 28, 2004 February 29, 2004
                                               ------------     ------------
Shipping and handling costs                     $         0     $       815
Packaging costs                                           0             124
                                                ------------    ------------
        Total                                   $         0     $       939
                                                ============    ============
Shipping income                                 $         0     $     2,405
                                                ============    ============

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by USA Performance products leases office and manufacturing facilities under an operating lease one which expired June 30, 2001. Since July 1, 2003 the Company has been leasing under a monthly basis. Future minimum lease payments including sales tax as of February 28, 2005 are:

Fiscal Years ending:

            May 31, 2005                         1,855
                                              --------
            Total Minimum Lease Payments      $  1,855
                                              ========

Rent expense for the nine month period ending February 28, 2005 and 2004 are $0 and $42,668. Rent expense for the nine month period ending February 28, 2005 will be accrued for the office space by USA Performance Products.

We are party to lawsuits in the normal course of our business. Litigation can be expensive and disruptive to normal business operations; the results of legal proceedings are difficult to predict.













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     21

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE K - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-interest bearing, non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia at February 28, 2005 and May 31, 2004 is $386,140 and $373,413.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of February 28, 2005 and May 31, 2004 is $35,000.


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











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     22

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE L - BUSINESS SEGMENTS (CONTINUED)

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


NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $543,701 at February 28, 2005 and by $510,739 at February 29, 2004 and that the Company has incurred net operating losses since inception.

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












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     23
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                   February 28, 2005
                                                     --------------
         Loss carry forward for tax purposes          $  6,772,756
                                                     ==============
         Deferred tax asset (34%)                        2,302,737
         Valuation allowance                            (2,302,737)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through February 28, 2005, the Company had a federal income tax net operating loss carry forward of approximately $6,770,000 which will expire through the year 2023.


NOTE O - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 was approximately $6,770,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     24
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft, Company           FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classifed Ad, Inc.           FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.Net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332
                                     27
ECOM ECOM.COM, INC.

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

Results of Operations

Comparison of the nine months ended February 28, 2005 with the nine months ended February 29, 2004.

Revenue for the nine month period ended February 28, 2004 was $611 compared to $47,806 of revenue recorded during the same period of the prior year. Prior year revenues were recorded from sales of the Viper M1 paintball marker and accessories and sales of MyPhotoZip (TM). Our USA Performance Products subsidiary was distributed on June 4, 2004 therefore sales for the three months ending August 31, 2004 are not included in the current year financial results.

Gross profit increased from -$944 in the prior year period to $239 in the current three month period. Depreciation expense contributed $7,636 to the prior years deficit in gross profit.






                                    32

ECOM ECOM.COM, INC.

Due to the distribution of the Company's paintball segment, sales and marketing expense dropped from $1,408 in the six months ended November 30, 2003 to $64 in the current six month period. General and administrative costs dropped from $55,613 in prior year to $25,167 in the current three month period.

Our operations for the three months ended August 31, 2004 resulted in a net loss of $35,851, a $39,915 improvement over the net loss of $75,766 recorded during the three months ended August 31, 2003.

Liquidity and Capital Resources
As of August 31, 2004 current assets totaled $283,465 compared to $272,615 at the end of the prior fiscal year. Of the $10,850 increase in total current assets was the result of distributing inventory of 190,019 and recording a receivable due from USA Performance products of $227,462.

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













                                   33

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








                                   34
ECOM ECOM.COM, INC.

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


                                       35

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

                                       36
ECOM ECOM.COM, INC.

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF) under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the Company's website. www.ecomecom.net
                                       38
ECOM ECOM.COM, INC.

ITEM 5. OTHER EVENTS (CONTINUED)

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million.
Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom, has a negative net worth.

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

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.
                                       40

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

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

    Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act

    Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005.(incorporated by reference to the Company's Form 10QSB)

    Exhibit 99.2 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's November 2004, Form 10QSB)

    Exhibit 99.3 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005 (incorporated by reference to the Company's November 2004, Form 10QSB)








ECOM ECOM.COM, INC.


 (b) Reports on Form 8-K:

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.

---  end of May 31, 2005 8-K --

























ECOM ECOM.COM, INC.

(b) Reports on Form 8-K: (CONTINUED)


On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

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

--  end of June 2, 2005 8-K --



















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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                                     44

ECOM ECOM.COM, INC.

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


ECOM ECOM.COM, INC.

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














ECOM ECOM.COM, INC.

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2005, as filed with the Securities and Exchange Commission (the "Report"), Richard C. Turner, Acting - Chief Executive Officer of the Company and Chief Financial Officer of the Company do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

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





