Form 10KSB
period 2005-05-31
ECOM ECOM COM INC
filed 2005-08-29
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-KSB
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended May 31, 2005

                    Commission File Number 000-23617
                            eCom eCom.com, Inc.
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

                 (Address of principal executive offices)

                              (561) 207-6395

                       (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. [ $ 611 ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. [ $ 2,076,374 ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2005, the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure format: Yes [ ] No [ X ]



                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
Item 1.  Description of Business                                          3

Item 2.  Description of Properties                                       11

Item 3.  Legal Proceedings                                               11

Item 4.  Submission of Matters to a Vote of Security Holders             12

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                             13

Item 6.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                       13

Item 7.  Financial Statements                                           F-3

Item 8.  Disagreements on Accounting and Financial Disclosures           45

Item 8A  Controls and Procedures

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant              46

Item 10. Executive Compensation                                          48

Item 11. Security Ownership of Certain Beneficial Owners and Management  49

Item 12. Certain Relationships and Related Transactions                  49


Item 13. Exhibits, Financial Statements and Reports on Form 8-K          55
         Additional Information

Item 14. Principal Accountant Fees & Services

Signatures                                                               61

Certification                                                            62

* This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by


ECOM ECOM.COM, INC.


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

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Florida on June 14, 1994.
eCom.Com, Inc. ("eCom") is referred to as "the Company", "it" or "eCom". The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.("American Capital.") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved the spinoff of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. Paragraph two (2) of this release stated the following:

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company."
                                     3



ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

Since late June 2004, American Capital Holdings, Inc. was inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

                                      4
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million. Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink



                                5

ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

                                     6
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)


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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The Company made application to the United States Bankruptcy Court to appoint Barney A. Richmond as its new Chief Executive Officer, whose official appointment was granted by the court on June 6, 2005. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.







                                     7






ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)


On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.





                                     8
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)


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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.2.

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements were ordered by the Bankruptcy Court at a hearing which took place June 6, 2005.

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number of eCom's November 30, 2004 Form 10-QSB is 0001000459-05-000003, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-05-000004. eCom's file number is 000-23617.

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.

---  end of May 31, 2005 8-K -


                                               9
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc.
Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom eCom.com, Inc. and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.



                                               10

ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)


On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman. Two (2) orders were granted by the court. The first order granted was: the Debtor is authorized to obtain post-petition financing in the amount of $100,000.00 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted was:
Debtor-in-Possession's Motion for Authorization to : (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders. Electronic copies of the July 25, 2005 transcripts are available on the eCom eCom.com, Inc. website.


The Company does not have any off-balance sheet arrangements.

Employees.  The Company has no employees.


ITEM 2. DESCRIPTION OF PROPERTIES

The company does not own any real property. The company is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, consisting of approximately 1,485 square feet of office space. The company shares the office with American Capital Holdings, Inc.(ACH). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $4,196 per month including sales tax.



ITEM 3. LEGAL PROCEEDINGS


On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC- SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net. See Description of Business(pages 10 and 11 for the current information on the Bankruptcy proceedings.







                                11

ECOM ECOM.COM, INC.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its last annual shareholders' meeting held on April 26, 2001, the shareholders of the Company voted to reappoint Wieseneck, Andres & Co., P.A. as the Company's independent accountants.


On April 26, 2001 the following directors were elected to serve one-year terms or until replaced: David J. Panaia, Richard C. Turner, and Robert C. Wilson. In 2003 Robert C. Wilson resigned. In 2004, Barney A. Richmond was appointed to fill the unexpired term of Mr. Wilson. On November 22, 2004, Barney
A. Richmond resigned as President and Director. On March 20, 2005, David J. Panaia died. On June 16, 2005 Barney A. Richmond was appointed by the U.S. Bankruptcy court as acting CEO.





































                                   12

ECOM ECOM.COM, INC.



                               PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter - Pink Sheets under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California was the lead market maker for the stock. However, Equitrade closed its doors earlier this year. The Company is in discussions with another broker to replace Equitrade as lead market maker.
The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2005:

            Quarter Ended      High         Low
               5/2005         $0.08       $0.05
               2/2005          0.12        0.04
              11/2004          0.15        0.05
               8/2004          0.22        0.14

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Security Holders
The Company has approximately 4,700 shareholders of record.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.("American Capital.") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.




                                 13
ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)

On March 2, 2004, the Board of Directors of eCom approved the spinoff of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. Paragraph two (2) of this release stated the following:

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company. "This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion.

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

                                 14
ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)


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

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.


Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)


On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The Company made application to the United States Bankruptcy Court to appoint Barney A. Richmond as its new Chief Executive Officer, whose official appointment was granted by the court on June 6, 2005. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in

ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)


accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well. Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.2.

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements were ordered by the Bankruptcy Court at a hearing which took place June 6, 2005.

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-05-000003, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-05-000004 eCom's file number is 000-23617.

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCome Com.com, Inc.
Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies.

ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)

Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman. Two (2) orders were granted by the court. The first order granted was: the Debtor is authorized to obtain post-petition financing in the amount of $100,000.00 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted was:
Debtor-in-Possession's Motion for Authorization to: (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders. Electronic copies of the July 25, 2005 transcripts are available on the eCom eCom.com, Inc. website.


Comparison of Results of Operations - Year Ended May 31, 2005 vs. Year Ended May 31, 2004.

Revenue for the year ended May 31, 2005 was $611 compared to $2,804 of revenue recorded during the same period of the prior year.

Following its evolution to an e-commerce company in 1999, the paintball operations were intended to serve as a model to demonstrate the viability of e-commerce concepts. This mission was accomplished, and there was no longer a reason to devote significant resources to further the development of the paintball business.

Cost of sales decreased from $15,778 to $290 in the current year. Because of The decrease in gross revenue, gross profit decreased from $12,974 to $321

Total operating expenses for the year ended May 31, 2005 was $79,420 compared to $340,295 for the year ended May 31, 2004. Decreases in sales and marketing expense ($1,131 in fiscal year 2004 versus $0 in 2005); product development expense ($14,250 in fiscal year 2004 versus $0 in 2005); and general and administrative expense ($303,472 in fiscal year 2004 versus $79,087 in 2005) were the result of decreases in overhead as the company focuses its efforts towards growing each subsidiary spin-off company.

ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)

The operations for the year ended May 31, 2004 resulted in a net loss of $353,269 versus a net loss of $79,099 recorded in the year ended May
31, 2005.



No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of May 31, 2005 total $6,804,829. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2005.

Liquidity and Capital Resources

As of May 31, 2005, current assets totaled $242,021 compared to $342,175 at The prior year-end. Prepaid assets decreased $81,060 to $14,926. Inventory decreased $33,444 to $0.

Accounts Payable increased $115,360 to $118,324 from May 31, 2004 to May 31, 2005. Current liabilities increased from $698,642 at the end of the prior fiscal year to $760,592 at the end of the current year.

Net cash used in operating activities was $38,076 and $74,027 for the years ended May 31, 2005 and 2004 respectively.

Investing activities provided $6,612 in cash during the prior fiscal year compared to no cash used in investing activities for the current fiscal year.

ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
          (CONTINUED)


Financing activities provided net cash of $37,939 during the current year and $81,782 during the prior year, consisting primarily of loans from stockholders.


To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.

ECOM ECOM.COM, INC.










ITEM 7. FINANCIAL STATEMENTS

The audited balance sheet of the Company for its years ended May 31, 2005 and 2004 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2005 and 2004 are included.


The page numbers for the financial statement categories are as follows:


                      Index                                       Page

Report of Independent Auditors                                     F-1

Balance Sheets as of May 31, 2005 and 2004                         F-2

Statements of Operations
  for the Years Ended May 31, 2005 and 2004                        F-3

Statement of Shareholders' Deficit
  for the Years Ended May 31, 2005 and 2004                        F-4

Statements of Cash Flows
  for the Years Ended May 31, 2005 and 2004                        F-5

Notes to Financial Statements                                      F-7
















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

We have audited the accompanying balance sheets of eCom eCom.com, Inc. as of May 31, 2005 and 2004 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc. as of May 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company's current liabilities exceed current assets by $519,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wieseneck, Andres & Company, P.A.

North Palm Beach
August 26, 2005


ECOM ECOM.COM, INC.
BALANCE SHEETS
MAY 31, 2005 AND 2004
                                                       2005           2004
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                              $      -       $     137
  Notes receivable - related parties                 227,095         227,534
  Inventories                                              -          33,444
  Prepaid expenses                                    14,926          81,060
                                                ------------    ------------
    Total Current Assets                             242,021         342,175
                                                ------------    ------------
Property and Equipment, net                              329           5,028
                                                ------------    ------------
Other Assets
  Intangible assets, net                                   -          58,534
  Other assets                                             -           2,250
                                                ------------    ------------
    Total Other Assets                                     -          60,784
                                                ------------    ------------
      Total Assets                                 $ 242,350       $ 407,987
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 118,324       $ 115,360
  Accrued expenses                                    44,000          43,898
  Current portion of long-term debt                  559,239         521,738
  Interest accrued on current portion                 39,029          17,646
                                                ------------    ------------
    Total Current Liabilities                        760,592         698,642

Notes Payable, Net of Current Portion                      -               -
                                                ------------    ------------
  Total Liabilities                                  760,592         698,642
                                                ------------    ------------
Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 49,955,112
    shares issued and outstanding                      4,995           4,995
  Paid-in capital                                  6,569,537       6,569,537
  Retained Earnings(Deficit)                      (7,180,156)     (6,952,569)
  May 2004 Accumulated Comprehensive Gain             87,382          87,382
                                                ------------    ------------
    Total Stockholders' (Deficit)                   (518,242)       (290,655)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 242,350       $ 407,987
                                                ============    ============
See accompanying summary of accounting policies and notes to financial statements.

                                   F-3
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
MAY 31, 2005 AND 2004
                                            2005                   2004
                                        ------------        ------------
Revenues
  Net Sales                           $      611          $        2,804
  Cost of Sales                             (290)                (15,778)
                                        ------------         ------------
     Gross Profit                            321                  12,974
                                        ------------         ------------

Other Operating Expenses
  General and administrative              79,087                 303,472
  Sales and marketing                          -                   1,131
  Product development                          -                  14,250
  Amortization                               333                  21,442
                                       ------------          ------------
     Total Operating Expenses             79,420                 340,295


Loss from Operations                     (79,099)               (353,269)
                                       ------------          ------------

Other Income (Expense)
  Interest income                              -                       4
  Interest expense                       (52,364)                (40,728)
  Gain on disposal of asset                    -                     411
  Forgiveness of Debt                          -                 (43,580)
                                       ------------          ------------
     Net Other Income (Expense)          (52,364)                (83,893)



Net Loss Before Other
          Comprehensive Income          (131,463)               (437,162)
Other Comprehensive Income                     -                  87,382
                                      ------------          ------------

Net Income (Loss)                    $  (131,463)         $      349,780
                                 =================        ================

Basic and Diluted Loss Per Share $         (.002)         $        (.008)
                                =================        ================

Weighted Average Shares Outstanding    49,955,112             42,532,642
                                =================        ================



See accompanying summary of accounting policies and notes to financial statements.


ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT


                               ---------- Common Stock  --------------
                  Number     At     Add'l      Retained  Accum.      Total
                    of       Par   Paid In     Earnings  Compreh.  Stockholder
                  Shares   Value   Capital     (Deficit)  Gain     (Deficit)
                ---------- ------ ---------- -----------  -------  -----------
Balance,
  May 31, 2003  36,393,112 $3,639 $6,048,622 $(6,644,706)  $  -    $ (592,445)
Issuance of
  Common Stock  13,562,000  1,356    530,915           -      -       532,271
Net Loss                 -      -          -    (495,788)     -      (495,788)
Accumulated Gain         -      -          -           -   87,382      87,382
                ---------- ------ ----------  ----------- -------- -----------
Balance,
  May 31, 2004  49,955,112  4,995  6,579,537  (7,140,494)  87,382    (468,580)

Elimination of
 Subsidiaries
 Consolidated Losses
  At Spin-Off           -       -    (10,000)    187,925       -      177,925
                ---------- ------ ----------- ----------- -------  -----------

Restated        49,955,112  4,995  6,569,537  (6,952,569)  87,382    (290,655)

Assets Distributed
 To Subsidiaries At
  Spin-Off                                       (96,124)             (96,124)

Net Loss                 -      -          -    (131,463)            (131,463)
                ---------- ------  ----------- ----------- ------- -----------
Balance,
 May 31, 2005   49,955,112 $4,995 $6,569,537 $(7,180,156) $87,382  $ (518,242)
               =========== ======= ========== =========== ======== ===========












See accompanying summary of accounting policies and notes to financial statements.






ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 and 2004

                                                         2005         2004
                                                                 Consolidated
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                        $     611  $    62,033
  Interest income                                             -            8
  Cash paid to suppliers and employees                   (7,706)    (106,001)
  Interest paid                                         (30,981)     (30,067)
  Income taxes paid                                           -            -
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities         (38,076)     (74,027)
                                                     ----------    ---------
Cash Flows From Investing Activities
  Security Deposits                                           -       (2,676)
  Cancellation of software deposit                            -            -
  Recognition of unearned revenue                             -            -
  Purchase of equipment                                       -       (1,360)
  Purchase of intangible assets                               -       (3,076)
  Proceeds received from sale of equipment                    -          500
                                                     ----------    ---------
    Net Cash Flows Provided By (Used In)
      Investing Activities                                    -       (6,612)
                                                     ----------    ---------
Cash Flows From Financing Activities
  Proceeds from New Loans                               (30,000)           0
  Proceeds of loans from Related Entities                   439      203,167
  Repayment of loans                                     67,500     (121,385)
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities      37,939       81,782
                                                     ----------    ---------
Net Increase (Decrease) in Cash                             137        1,142

Cash and Cash Equivalents at Beginning of Year              137          111
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $         0  $     1,253
                                                     ==========   ==========






See accompanying summary of accounting policies and notes to financial statements.




ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 and 2004


                                                            2005        2004
                                                                  Consolidated
                                                      ----------   ----------
Supplemental Schedule of Non-Cash Financing Activities

  The following have been paid by the issuance of common stock:
    Payment of accounts payable, consulting
     fees, other expenses and prepaid expenses       $        -  $   443,626
    Payment of loans and interest expense                     -       35,214
    Stock issued for purchase of intangibles                  -            -
    Distribution of Assets to Spin-Offs                  96,124            -


Reconciliation of Net Loss to Net Cash Flows Used in Operating Account

Net Loss                                             $ (131,463)  $ (408,406)
  Add items not requiring outlay of cash:
    Depreciation and amortization                           553       52,272
    Expenses paid by issuing common stock                     -      293,728
    Forfeiture of security deposit                        2,250            -
    Gain on sale assets                                       -          535
  Cash was increased by:
    Decrease in accounts receivable                           -           97
    Decrease in prepaid expenses                         66,134            -
    Increase in accounts payable                          2,965            -
    Increase in accrued expenses                            102       41,306
    Increase in accrued interest payable                 21,383       17,645
    Increase in other current liabilities                     -           14
  Cash was decreased by:
    Increase in prepaid assets                                -            -
    Increase in inventory                                     -      (42,630)
    Decrease in accounts payable                              -      (28,588)
    Decrease in accrued expenses                              -            -
    Decrease in accrued interest payable                      -            -
                                                      ----------   ----------
      Net Cash Flows Used in Operating Activities    $  (38,076) $   (74,027)
                                                      ----------   ----------







See accompanying summary of accounting policies and notes to financial statements.



                                   F-7
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.("American Capital.") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved
the spinoff of the remaining eight (8) spin off companies in which the Board of
Directors voted to issue to their shareholders one (1) share of the company for
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

                                    28










ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders,
requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone
                                     29

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)


lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.


                                     30

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)


In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million.
Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.


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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.


                                     31


ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without process of restoring shareholder value is well underway, Mr. Richmond plans to compensation. The Company is making application to the United States Bankruptcy



                                     32

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)


Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes


                                     33
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements were ordered by the Bankruptcy Court at a hearing which took place June 6, 2005.

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000000, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000. eCom's file number is 000-23617.

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5
                                     34

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.

---  end of May 31, 2005 8-K -











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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --


ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

On July 25, 2005, a third bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) orders were granted by the court. The first order granted was: the Debtor is authorized to obtain post-petition financing in the amount of $100,000.00 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted was:
Debtor-in-Possession's Motion for Authorization to : (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders. Electronic copies of the July 25, 2005 transcripts are available on the eCom eCom.com, Inc. website.

The Company does not have any off-balance sheet arrangements.
Employees.  The Company has no employees.

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



ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Restatement of Prior Years Numbers to Conform to Current Year Presentation

eCom eCom.com, Inc. presented comparative consolidated financial statements at May 31, 2004. Since the Company spun off all of its subsidiaries on or about June 4, 2004 there are no subsidiaries to be consolidated at May 31, 2005. The basic financial statements presented herein at May 31, 2004 have been restated, eliminating all subsidiary assets, liabilities, equity and operations in order


Revenue Recognition

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



ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE C - INVENTORIES

Inventories are carried at cost, which is considered to be less than market value. Maintenance, operating and office supplied are not inventoried.

At May 31, 2005 inventory consisted of the following:

                             May 31, 2005    May 31, 2004
                                             consolidated
                             ------------    ------------
Finished goods                $         0    $     33,444
Work in process                         0               0
Raw materials                           0               0
                              -----------    ------------
Total inventory               $         0          33,444
                              ===========    ============

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

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2005:

                                         May 31, 2005        May 31, 2004
                                                             consolidated
                                        --------------     --------------
Computer hardware                          $  85,074         $ 151,471
Computer software                             13,633            56,308
Furniture, fixtures and equipment              4,330            47,760
Tools, dies and fixtures                           0            57,401
Leasehold improvements                             0                 0
                                           ---------         ---------
     Total cost                              103,037           312,940

  Accumulated depreciation                   102,708           295,119
                                           ---------         ---------
     Net Property and Equipment            $     329         $  17,822
                                           =========         =========
Depreciation expense included in the cost
  of sales for the periods ended are:      $     220         $  30,830
                                           =========         =========
                                   38
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

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


NOTE F - INTANGIBLE ASSETS

In February 1999, the Company acquired the website, A Classified Ad for a total cost of $10,000. This assets has been amortized over five years. Accumulated amortization related to this assets was $10,000 as of May 31, 2004. This asset was distributed to A Classified Ad, Inc. on June 4, 2004.

In February 1999, the Company acquired the website, Swap and shop, for a total cost of $1,200. This asset has been amortized over five years. Accumulated amortization related to this assets was $1,200 as of May 31, 2004. This asset was distributed to Swap and Shop.net Corp. on June 4, 2004.

On July 1, 2002, the Company acquired the licensing rights to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $22,500 as of May 31, 2004. This asset was distributed to eSecureSoft Company on June 4, 2004.

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





ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE H - LONG-TERM DEBT

Long-term debt at May 31, 2005 consisted of:
                                                 May 31, 2005   May 31, 2004
                                                               Consolidated
                                                 ------------  ------------
Loans from stockholders and affiliated companies:
The loans are due on demand.                      $  559,239   $    521,739
                                                  ----------   ------------
     Total Long-Term Debt                            559,239        521,739
     Less Current Portion                           (559,239)      (521,739)
                                                  ----------   ------------
     Net Long-term Debt                            $       0   $          0
                                                  ==========   ============
The long-term loans payable mature as follows:
     May 31, 2005                                          0        521,739
     May 31, 2006                                    559,239              0
                                                  ----------   ------------
                                                   $ 559,239   $    521,739
                                                  ==========   ============
NOTE I - COST OF SALES

Included in the cost of sales are the following:
                                               May 31, 2005    May 31, 2004
                                                               Consolidated
                                               ------------    ------------
Shipping and handling costs                     $        10     $     1,977
Packaging costs                                           0             246
                                                -----------     -----------
    Total                                       $        10     $     2,223
                                                ===========     ===========

Shipping and handling income                    $        12     $     3,708
                                                ===========     ===========
NOTE J - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the twelve months ending May 31, 2005. Rent expense for the twelve month period ending May 31, 2005 was $0.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's
website, www.ecomecom.net.           40


ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004


NOTE K - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, until he passed away on March 20, 2005, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at May 31, 2005 and May 31, 2004 is $395,482 and $373,413.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of May 31, 2005 and May 31, 2004 is $35,000.


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









ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE L - BUSINESS SEGMENTS (CONTINUED)

The following is a summary of segment activity:

As of November 30, 2004 the company no longer had consolidated business segments. The Paintball segment has been distributed to USA Performance Products, Inc., the software segment has been distributed to eSecureSoft Company.

                                Electronic
                    Paintball    Commerce         Totals
Year Ended May 31, 2005
Revenues           $        -    $     611     $      611
Interest revenue            -            -              -
Interest expense            -       52,364         52,364
Depreciation                -          220            220
Amortization                -          333            333
Segment gain (loss)         -     (131,461)      (131,461)
Segment assets              -      242,350        242,350

                                Electronic
                    Paintball    Commerce         Totals
Year Ended May 31, 2004
Revenues           $   59,230    $   2,804     $   62,034
Interest revenue            -            4              4
Interest expense          657       40,729         41,386
Depreciation           15,374       15,456         30,830
Amortization                -       21,442         21,442
Segment gain (loss)   (58,326)    (349,780)      (408,106)
Segment assets        176,991      181,227        358,218



NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $518,571 at May 31, 2005 and by $554,183 at May 31, 2004 and that the Company has incurred net operating losses since inception.










                                     42
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                May 31, 2005   May 31, 2004
                                                               consolidated
                                                -------------- ------------
         Loss carry forward for tax purposes    $  6,804,829  $  7,042,000
                                                ============== ============
         Deferred tax asset (34%)                  2,313,642     2,394,000
         Valuation allowance                      (2,313,642)   (2,394,000)
                                                -------------- ------------
         Net deferred tax asset                            -             -
                                                ============== ============

Through May 31, 2005, the Company had a federal income tax net operating loss carry forward of approximately $6,800,000 which will expire through the year 2023.


NOTE O - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately
$6,800,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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



ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $333. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.





ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004

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


ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their




                                    45
ECOM ECOM.COM, INC.
ITEM 8A. CONTROLS AND PROCEDURES.    (CONTINUED)

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

CONCLUSIONS:
Based upon the Controls Evaluation, the CEO/CHAIRMAN and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        (CONTINUED)

(1) Officers serve at the pleasure of the Company's Board of Directors.
(2) Each of these Directors was elected to serve until the next Annual Meeting of Shareholders. The Company has no plans to hold its next annual meeting.
The Board of Directors sets corporate policies that are implemented by the Company's management. In the event that the Board of Directors determines that a member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter that raised the issue.

Barney A. Richmond, 53, has been President and a Director of the Company since March 2004. He is also President and a Director of American Capital Holdings.
From 1985 to the present,   Mr. Richmond has been an independent advisor and
investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

ECOM ECOM.COM, INC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        (CONTINUED)

Richard C. Turner,45, who started with the Company in June of 2001 as Chief Financial Officer, Treasurer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with eCom. Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of eCom and American Capital Holdings.

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





ECOM ECOM.COM, INC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        (CONTINUED)

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

Summary Compensation Table
                                                    Long Term Compensation
                         Annual Compensation          Awards   Payouts
                                                        Securities
                                        Other    Restr. Underlying      All
                                        Annual   Stock   Options/      Other
Name and Principal                      Compen-  Awards   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation  # Shares # Shrs Payouts sation

David J. Panaia     2005      0     0      0       -       0      0      0
 Chairman, CEO      2004      0     0      0   1,840,000   0      0      0
                    2003      0     0      0       -       0      0      0

Barney A Richmond   2005      0     0      0       -       0      0      0
President           2004      0     0      0       -       0      0      0

Peter Tamayo, Jr.   2005      0     0      0       -       0      0      0
 CTO                2004      0     0      0      75,000   0      0      0
                    2003  $75,000   0      0     750,000   0      0      0

Richard C. Turner   2005      0     0      0       -       0      0      0
 CFO and Treasurer  2004      0     0      0   1,840,000   0      0      0
                    2003  $52,000   0      0       -       0      0      0

Robert C. Wilson    2005      0     0      0       -       0      0      0
 ex-President       2004      0     0      0       -       0      0      0
                    2003      0     0      0      65,000   0      0      0

None of eCom's current executive officers has an employment agreement or stock option arrangement with eCom. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits.

ECOM ECOM.COM,INC.

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

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     Estate of
     David J. Panaia (1)           8,187,459          16.39
     Palm Beach Gardens, FL
     Richard C. Turner             4,719,400           9.45
     Palm Beach Gardens, FL
     Peter Tamayo Jr.                825,000           1.65
     Barney A. Richmond                    0            -

     All Officers and             13,731,859          27.49
     Directors as a Group
     4 persons

(1) David J. Panaia, an officer and director of the Company, passed away on March 20, 2005, was the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia.

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

                                     49
ECOM ECOM.COM,INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

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



ECOM ECOM.COM,INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

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


ECOM ECOM.COM,INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

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

On September 28, 2001, the Company issued 10,000 shares to Richard Turner for performing services as the Treasurer and Chief Financial Officer.

On October 25, 2001, the Company issued 25,000 shares to Hanne-Mette Wilson for clerical services rendered to the company.
                                     52

ECOM ECOM.COM,INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)


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

ECOM ECOM.COM,INC.

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

ECOM ECOM.COM,INC.

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


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Index to financial statements and financial statement schedules
The audited balance sheets of the Company as of May 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2005 and 2004 appear in sequentially numbered pages F-1 through F-19 - ITEM &. FINANCIAL STATEMENTS.

The page numbers for the financial statement categories are as follows:

Page      Description
F-2       Report of Independent Auditors - May 31, 2005 and 2004
F-3       Balance Sheets as of May 31, 2005 and 2004
F-4       Statements of Operations for the YEARS ENDED MAY 31, 2005 AND 2004
F-5       Statement of Shareholders' Deficit for the Years Ended May 31,
          2004 and 2003
F-6       Statements of Cash Flows for the YEARS ENDED MAY 31, 2005 AND 2004
28        Notes to Financial Statements

ECOM ECOM.COM,INC.

(b)            Form 8-K filed on May 31, 2005
                    accession number 0001000459-05-000001 stating:
                    The board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the spin-off companies:

               Form 8-K filed on June 2, 2005
                    accession number 0001000459-05-000002 stating:

                    In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No. 00010000459-05-000001) the common share certificates of the spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today,
                    June 2, 2005, to each of the former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

               Form 8-K filed July 8, 2005
                    accession number 0001000459-05-000005 stating:
                    A Form 10SBG12 has been filed for the spinoff companies of eComeCom.com, Inc.

               Form 8-K filed July 13, 2005
                    accession number 0001000459-05-000006 stating:
                    A Form 10QSB has been filed for the spinoff companies of eCom eCom.com, Inc.for the periods ending August 31, 2004, November 30, 2004 and February 28, 2005.

ECOM ECOM.COM,INC.

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

10.7 Lease Agreement between Ryco Properties, Inc. and Registrant dated May 4, 1998 (3)
10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10   Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999 (5)
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13   First Stock Incentive Plan (5)
10.14 Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15 License Agreement between iTool.com and Registrant dated December 20, 1999 (6)
10.16 Stock Exchange Agreement between the shareholders of Star Dot Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17 Service Agreement between eWebPEO.com, Inc. and Registrant dated March 25, 2000 (6)
10.18 Consulting and Compensation Agreement between eWebPEO.com, Inc. and Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21   Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)
10.22 Strategic Marketing and Sales Agreement between BIFS Technologies Corporation and the Registrant dated March 19, 2001 (10)
10.23   Operating Agreement for ZyndeCom, Inc. dated August 20, 2001 (10)
10.24   Board of Directors approves the spin-off of the remaining
        Subsidiaries (11)
10.25   Barney A Richmond appointed President of eCom eCom.com Inc. (12)
11      Statement of Computation of Earnings per Share
27      Financial Data Schedule
31.1    Certification of Chief Executive Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Chief Financial Officer
                                     57
ECOM ECOM.COM,INC.

32      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 On March 29, 2004, David Panaia prepared and issued a Press Release Announcing the appointment of Barney A. Richmond as President of eCom.

99.2 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed May 31, 2005.

99.3 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc.

99.4    Form 8-K filed May 31, 2005

99.5    Form 8-K filed June 2, 2005

99.6    Form 8-K filed July 8, 2005

99.7    Form 8-K filed July 13, 2005

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





                                     58








ECOM ECOM.COM,INC.



                                Exhibit 11



STATEMENT OF COMPUTATION OF EARNINGS PER SHARE AS OF MAY 31, 2005

Calculation of Numerator:     Calculation of Denominator:

   Net loss      (408,407)    Weighted average common shares
   Adjustment           0      issued and outstanding           49,955,112
                 --------     Potentially dilutive securities            0
   Net Loss      (408,407)                                      ----------
                =========     Weighted average shares
                               outstanding                      49,955,112
                                                                ==========





ADDITIONAL INFORMATION
Corporate Headquarters
100 Village Square Crossing, Suite 202
Palm Beach Gardens, Florida 33410
Telephone Number: (561) 207-6395;
Internet Address - http://www.ecomecom.net
E-mail Address - info@ecomecom.net

Independent Public Accountants
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Transfer Agent
Florida Atlantic Stock Transfer, Inc.
7130 Nob Hill Road
Tamarac, Florida 33321











                                     59



ECOM ECOM.COM,INC.


                              Exhibit 27

Financial Data Schedule
This schedule contains summary financial information extracted from the balance sheets and statements of operations found on pages 2 and 3 of the Company's Form 10-KSB for the year ended May 31, 2005, and is qualified in its entirety by reference to such financial statements.

{PERIOD-TYPE}                                         12-MOS
{FISCAL-YEAR-END}                                MAY-31-2005
{PERIOD-END}                                     MAY-31-2005
{CASH}                                                     0
{SECURITIES}                                               0
{RECEIVABLES}                                        227,095
{ALLOWANCES}                                               0
{INVENTORY}                                                0
{CURRENT-ASSETS}                                     242,021
{PPE}                                                312,940
{DEPRECIATION}                                       312,611
{TOTAL-ASSETS}                                       242,350
{CURRENT-LIABILITIES}                                760,592
{BONDS}                                                    0
{PREFERRED-MANDATORY}                                      0
{PREFERRED}                                                0
{COMMON}                                               4,995
{OTHER-SE}                                          (523,237)
{TOTAL-LIABILITY-AND-EQUITY}                         242,350
{SALES}                                                  611
{TOTAL-REVENUES}                                         611
{CGS}                                                    290
{TOTAL-COSTS}                                         79,710
{OTHER-EXPENSES}                                           0
{LOSS-PROVISION}                                           0
{INTEREST-EXPENSE}                                    52,364
{INCOME-PRETAX}                                     (131,461)
{INCOME-TAX}                                               0
{INCOME-CONTINUING}                                 (131,461)
{DISCONTINUED}                                             0
{EXTRAORDINARY}                                            0
{CHANGES}                                                  0
{NET-INCOME}                                        (131,461)
{EPS-BASIC}                                             (.00)
{EPS-DILUTED}                                           (.00)









                                     60

ECOM ECOM.COM,INC.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $17,400 for the fiscal year ended May 31, 2004, and $12,950 for the fiscal year ended May 31, 2005.


Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2004, and $2,250 for the fiscal year ended May 31, 2005.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 29, 2005  By:   /s/ Barney A. Richmond
                         Barney A. Richmond, Chief Executive Officer

August 29, 2005  By:  /s/  Richard C. Turner
                         Richard C. Turner, Chief Financial Officer

Exhibit 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of eCom eCom.com, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its
                                     61
ECOM ECOM.COM,INC.

consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 26, 2005
  /s/ Barney A. Richmond
------------------------
Barney A. Richmond
Chief Executive Officer

Exhibit 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of eCom eCom.com, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
                                     62
ECOM ECOM.COM,INC.

15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 26, 2005
  /s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer








                                     63





ECOM ECOM.COM,INC.

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-K for the year ending May 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner,
Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


      /s/    Barney A. Richmond


      Barney A. Richmond
      Chief Executive Officer

      August 26, 2005


      /s/     Richard C. Turner


      Richard C. Turner
      Chief Financial Officer

       August 26, 2005

[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.
                                     64