Form 10QSB
period 2005-08-31
ECOM ECOM COM INC
filed 2005-10-17
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2005
                   Commission File Number 33-96638-A

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

As of August 31, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           August 31, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheets:
              August 31, 2005 and 2004    (Unaudited)                   4

          Statements of Operations:
              Three Months Ended August 31, 2005 and
              2004  (Unaudited)                                         5

          Statements of Shareholders' Deficit:
              Years Ended May 31, 2005 and 2004 and the
              Three Months Ended August 31, 2005   (Unaudited)          6

          Statements of Cash Flows:
              Three Months Ended August 31, 2005 and
              2004  (Unaudited)                                         7

          Notes to Financial Statements                                 9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    22

ITEM 3    CONTROLS AND PROCEDURES                                      28

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   30

SIGNATURES AND CERTIFICATIONS                                          30

          Exhibit 31.1  Certification required under Section 302 of    31
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    32
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          33










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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of August 31, 2005 and 2004, and the related statements of operations, for the three-month periods ended August 31, 2005 and 2004, the statement of stockholders' deficit from May 31, 2004 through August 31, 2005, and the statement of cash flows for the three month periods ended August 31, 2005 and 2004. These financial statements are the responsibility of the company's management.

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

/s/ Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 17, 2005







                                      3
eCOM eCOM.COM, INC
BALANCE SHEETS
(Unaudited)
                                             August 31, 2005  August 31, 2004
                                             ---------------   --------------
                        ASSETS
Current Assets
  Cash and cash equivalents                      $   24,436      $       119
  Accounts receivable other                               0                0
  Due from affiliated companies                       1,279          227,462
  Inventories                                             0                0
  Prepaid expenses                                   73,045           55,884
                                                ------------    ------------
    Total Current Assets                             98,760          283,465
                                                ------------    ------------

Property and Equipment, net                             275              494
                                                ------------    ------------
Other Assets
  Other assets                                            0            2,250
                                                ------------    ------------
    Total Other Assets                                    0            2,250
                                                ------------    ------------
      Total Assets                                $  99,035        $ 286,209
                                                ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $ 115,224        $ 109,092
  Accrued expenses                                   44,000           44,000
  Current portion of long-term debt                 675,219          533,236
  Interest accrued on current portion                39,029           22,512
                                                ------------    ------------
    Total Current Liabilities                       873,472          708,840

Notes Payable, Net of Current Portion                     -                -
                                                ------------    ------------
  Total Liabilities                                 873,472          708,840
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 and
    49,955,112 shares issued and outstanding          4,995            4,995
  Paid-in capital                                 6,569,537        6,569,537
  Dividends                                               0          (96,125)
  Accumulated deficit                            (7,436,351)      (6,901,038)
  Accumulated Comprehensive Gain                     87,382                -
                                                ------------    ------------
    Total Stockholders' Deficit                    (774,437)        (422,631)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $  99,035        $ 286,209
                                                ============    ============



See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2005      August 31, 2004
                                        ______________      _______________
Revenues

  Net Sales                            $            0       $         319
  Cost of Sales                                   (55)                (81)
                                        ______________     _______________
      Gross Profit                                (55)                239
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                               -                  64
  General and administrative                   30,055              25,167
  Amortization                                      -                 333
                                        ______________     _______________
      Total Operating Expenses                 30,110              25,565
                                        ______________     _______________
Loss from Operations                          (30,110)            (25,326)

Other Income (Expense)
  Interest income                                   -                   -
  Interest expense                               (119)            (10,525)
  Comprehensive other Gain/Loss              (225,966)                  -
                                        ______________     _______________
      Net Other Expenses                     (226,085)            (10,525)
                                        ______________     _______________

Net Loss                                $    (256,195)            (35,851)
                                        ==============     ===============

Net Loss Per Common Share               $       (.005)              (.001)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112         49,955,112
                                        ==============     ===============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED MAY 31,
2004 AND 2005 AND THE THREE MONTHS ENDED August 31, 2005
(Unaudited)

                               ---------- Common Stock  --------------
                  Number     At     Add'l      Retained  Accum.      Total
                    of       Par   Paid In     Earnings  Compreh.  Stockholder
                  Shares   Value   Capital     (Deficit)  Gain     (Deficit)
                ---------- ------ ---------- -----------  -------  -----------
Balance,
  May 31, 2003  36,393,112 $3,639 $6,048,622 $(6,644,706)  $  -    $ (592,445)
Issuance of
  Common Stock  13,562,000  1,356    530,915           -      -       532,271
Net Loss                 -      -          -    (495,788)     -      (495,788)
Accumulated Gain         -      -          -           -   87,382      87,382
                ---------- ------ ----------  ----------- -------- -----------
Balance,
  May 31, 2004  49,955,112  4,995  6,579,537  (7,140,494)  87,382    (468,580)

Elimination of
 Subsidiaries
 Consolidated Losses
  At Spin-Off           -       -    (10,000)    187,925       -      177,925
                ---------- ------ ----------- ----------- -------  -----------

Restated        49,955,112  4,995  6,569,537  (6,952,569)  87,382    (290,655)

Assets Distributed
 To Subsidiaries At
  Spin-Off                                       (96,124)             (96,124)

Net Loss                 -      -          -    (131,463)            (131,463)
                ---------- ------  ----------- ----------- ------- -----------
Balance,
 May 31, 2005   49,955,112 $4,995 $6,569,537 $(7,180,156) $87,382  $ (518,242)

Net Loss                 -      -          -    (256,195)       -    (256,195)
                ---------- ------  ----------- ----------- ------- -----------
Balance,
 Aug. 31, 2005  49,955,112 $4,995 $6,569,537 $(7,436,351) $87,382  $ (774,437)
               =========== ======= ========== =========== ======== ===========









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)


                                        August 31, 2005    August 31, 2004
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0        $       319
    Cash paid to suppliers and employees      (91,274)              (759)
    Interest paid                                (119)            (5,556)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                 (91,393)            (5,996)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable             115,194                  0
    Proceeds of loans from stockholders           635             11,496
    Repayment of loans to stockholders              0             (5,518)
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities       115,829              5,978
                                       _______________     _______________
Net Increase/(Decrease) in Cash                24,436                (18)

Cash and Cash Equivalents at
 Beginning of Period                                0                137
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $  24,436         $      119
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0                  0

  Stock issued for repayment of debt                0                  0





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                        August 31, 2005   August 31, 2004
                                        _______________   _______________

Net Loss                                    $ (256,195)      $   (35,851)
    Add items not requiring outlay of cash:
        Depreciation and amortization               55               388
        Write-off of related party receivable  225,966                 0
    Cash was increased by:
        Decrease in inventory                        0            33,444
        Increase in accrued interest payable         0             4,968
    Cash was decreased by:
        Increase in prepaid expenses           (58,119)                0
        Decrease in accounts payable            (3,100)           (6,267)
        Decrease in accrued expenses                 0            (2,678)
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities          $  (91,393)      $    (5,996)
                                        ===============   ===============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. During the prior fiscal year eCom changed its direction to focus on separating all ten of its current business segments, USA SportsNet, Inc., USA Performance Products, Inc., eSecureSoft Corp., USAS Digital, Inc., Pro Card Corporation, AAB National Company, A Classified Ad, Inc., Swap and Shop.net Corp., A Super Deal.com, Inc. and MyZipSoft, Inc.

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off of eCom's ten (10) operating subsidiary companies, pursuant to SEC Staff Legal Bulletin No. 4. On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("ACHI") The Date of Record for the first spin-off, USA SportsNet,
Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010)was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No.




                                     9
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS - (CONTINUED)

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

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release is appended hereto as Exhibit No. 99.1. Paragraph two (2) of this release stated the following:

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

On May 24, 2004, American Capital Holdings, Inc., formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States
Securities & Exchange Commission ("SEC"). On July 27, 2004, American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

On November 29, 2004 eCom became party to the involuntary bankruptcy proceedings of American Capital Holdings, Inc. a petitioning creditor of eCom due to the financial stance it assumed when eCom failed to pay its accountants, Wieseneck & Andres,P.A. American Capital was forced to pay the auditing firm in order to complete its audits, since American Capital is a spin-off company of eCom. This liability cost American Capital's shareholders approximately $75,000. Additionally, American Capital was forced to continue financial assistance to eCom to bring all of the spinoff companies current with their SEC-qualified accountants and other creditors. Prior to this particular debt, American Capital had advanced eCom funds to cover operating expenses due to declining business conditions for eCom and the declining health of eCom's CEO, David Panaia. Mr. Panaia refused to acknowledge the debt by signing promissory notes, as required by GAAP accounting. The most critical aspect of eCom's financial crisis was that eCom was not able to pay its transfer agent, Florida Atlantic Stock Transfer, the amounts required to send out the stock certificates of the spin-off companies to the shareholders, and accordingly, the shares were not issued as stated.

Since late June 2004, the management of American Capital Holdings, Inc. has




                                   10
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS - (CONTINUED)

received hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation as American Capital was their only source for information.

During the period from late December 2004 thru mid-March 2005, American
Capital and the other petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs by providing continued financial assistance to eCom. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

In order protect its $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are a part of American Capital's shareholder base, but American Capital also has shareholders who acquired shares outside of the spinoff transaction. These shareholders have no vested interest in eCom outside of American Capital's debt and equity positions, and are therefore owed an even greater fiduciary duty in protecting their interests. American Capital plans to issue a rights offering of shares of the spinoff companies to American Capital shareholders at a date to be announced.

The management of American Capital and eCom Directors Barney A. Richmond and Richard Turner began to realize that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan.
Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil, and that Mr. Panaia did not have the resources to complete that which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS - (CONTINUED)

Due to the dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced to eCom by American Capital, on November 22, 2004, Barney
A. Richmond resigned as an Officer and Director of eCom. Mr.Panaia refused to file an 8-K statement regarding Mr. Richmond's resignation. In the absence of other options, on November 29, 2004 an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In
Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. Most importantly, the proceedings will enable Mr. Richmond to initiate reorganization plans in an effort to restore the shareholder value lost by approximately 6,000 shareholders. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on eCom's website, www.ecomecom.net.

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

On June 6, 2005, eCom and its creditors attended the second status conference in the United States Bankruptcy Court - Southern District of Florida (In Re:
Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman. Orders were granted to employ the legal services of Kluger, Peretz, Kaplan & Berlin to represent eCom in its aforementioned reorganization plans, and to provide debtor in possession financing for $100,000. These motions were presented in the first status conference which took place on May 16, 2005. Additional orders were granted authorizing Barney A. Richmond to hold the position of Chief Executive Officer, despite the potential conflict of interest due to his position as Chairman and CEO of American Capital Holdings, Inc.,a petitioning creditor. Additionally, Mr. Richmond has been ordered by the court to reorganize eCom and the spinoff companies of eCom. The Board of American Capital Holdings, Inc. approved a resolution authorizing Mr. Richmond to temporarily divert his attention from the management of American Capital Holdings in order to please the court by implementing the reorganization plans for eCom and the spinoffs of eCom. The Board of American Capital recognizes

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS - (CONTINUED)

the role Mr. Richmond has assumed in these proceedings, and agrees that his continued assistance is in the best interests of the shareholders of eCom, American Capital, and the spinoffs of eCom.


On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

Electronic copies of the May 16, June 6, and July 25 2005 court transcripts are available on the eCom website, www.ecomecom.net.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's Form 10SB audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Acquisition negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

The Company does not have any off-balance sheet arrangements.
Employees.  The Company has no employees.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

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

Restatement of Prior Years Numbers to Conform to Current Year Presentation:

eCom eCom.com, Inc. presented comparative consolidated financial statements at May 31, 2004. Since the Company spun off all of its subsidiaries on or about June 4, 2004 there are no subsidiaries to be consolidated at May 31, 2005. The basic financial statements presented herein at May 31, 2004 have been restated, eliminating all subsidiary assets, liabilities, equity and operations in order

Revenue Recognition:

Revenue from the sale of paintball markers and accessories is recognized at the time title is transferred which is normally on shipment of the goods. Revenue from the sale of compression products is also recognized at the time the products are shipped or downloaded.

Cash:

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

Allowance for Doubtful Accounts:

It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Depreciation:

Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Amortization:

Intangible assets consisting of rights to technology and associated trademarks are amortized using the straight-line method over five years.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Inventories:

Inventories are stated at the lower of cost or market using the first in first out method.


NOTE C - INVENTORIES

Inventories are carried at cost, which is considered to be less than market value. Maintenance, operating and office supplied are not inventoried.

At August 31, 2005 and August 31, 2004 inventory consisted of the following:

                            August 31, 2005        August 31, 2004

Finished goods                $         0            $         0
Work in process                         0                      0
Raw materials                           0                      0
                              -----------            -----------
Total inventory               $         0            $         0
                              ===========            ===========

All inventory was distributed to the spin-offs on June 4, 2004.


NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

The Company issued one million five hundred thousand shares of common stock as a retainer for future consulting fees during November 2003. The consulting contract was valued at $37,500 and is being expensed over three years. The remaining value of the consulting contract is $15,625 as of August 31, 2005.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2005 and 2004:
                                       August 31, 2005       August 31, 2004
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
Tools, dies and fixtures                           0                      0
Leasehold improvements                             0                      0
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   102,762                102,543
                                           ---------              ---------
     Net Property and Equipment            $     275              $     494
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $      55              $      55
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



                                  16
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004


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

NOTE H - LONG-TERM DEBT

Long-term debt at August 31, 2005 and 2004 consisted of:
                                              August 31, 2005  August 31, 2004
                                                 ------------    ------------

Loans from stockholders and affiliated companies:
The loans are due on demand.                         675,217          533,236
                                                  ----------       ----------
     Total Long-Term Debt                            675,217          533,236
     Less Current Portion                           (675,217)        (533,236)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     May 31, 2005                                    675,217          533,236
                                                  ----------       ----------
                                                   $ 675,217        $ 533,236
                                                  ==========       ==========

NOTE I - COST OF SALES

Included in the cost of sales are the following:
                                             August 31, 2005  August 31, 2004
                                               ------------     ------------
Shipping and handling costs                     $         0     $         0
Packaging costs                                           0               0
                                                ------------    ------------
        Total                                   $         0     $         0
                                                ============    ============
Shipping income                                 $         0     $         0
                                                ============    ============



                                     17
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the twelve months ending May 31, 2005. Rent expense for the three month period ending August 31, 2005 was $0.

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at August 31, 2005 and August 31, 2004 is $395,640 and $376,295.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of August 31, 2005 is $35,000.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 on July 25, 2005.






                                     18

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE L - BUSINESS SEGMENTS

As of August 31, 2005 the company no longer had consolidated business segments. The Paintball segment has been distributed to USA Performance Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by $774,711 at August 31, 2005 and by $425,375 at August 31, 2004 and that the Company has incurred net operating losses since inception.


NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     August 31, 2005
                                                     --------------
         Loss carry forward for tax purposes          $  7,061,024
                                                     ==============
         Deferred tax asset (34%)                        2,400,748
         Valuation allowance                            (2,400,748)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through August 31, 2005, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2005 was approximately $7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.



                                     19
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE O - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's financial results.

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended August 31, 2005 and 2004 and the Form 10-KSB for the fiscal year ended May 31, 2005.

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

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

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

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

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


Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30) 10QSB's;
(b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent-required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


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

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

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

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman. Two (2) orders were granted by the court. The first order granted was: the Debtor is authorized to obtain post-petition financing inthe amount of $100,000.00 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted was: Debtor-in-Possession's Motion for Authorization to: (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service forPurposes of Coordinating and Effectuating Service Upon Equity Security Holders. Electronic copies of the July 25, 2005 transcripts are available on the eCom eCom.com, Inc. website.


Comparison of Results of Operations - Three Months Ended August 31, 2005 vs. Three Months Ended August 31, 2004.

Revenue for the three months ended August 31, 2005 was $0 compared to $319 of revenue recorded during the same period of the prior year.

Cost of sales decreased from $81 to $55 in the current three month period.

Total operating expenses for the three months ended August 31, 2005 was $30,055 compared to $25,565 for the three months ended August 31, 2004.

The operations for the three months ended August 31, 2004 resulted in a net loss of $25,326 versus a net loss of $30,110 recorded in the three months ended August 31, 2005.

The comprehensive loss incurred during the three months ended August 31, 2005 of $225,966 was due to the write-down of debt due from USA Performance Products. Management has determined that the debt is no longer collectable.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of August 31, 2005 totals approximately $7,000,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2005.

Liquidity and Capital Resources

As of August 31, 2005, current assets totaled $98,760 compared to $283,465 at August 31, 2004. Prepaid increased from $55,884 at August 31, 2004 to $73,045 at August 31, 2005. Due from affiliates decreased from $227,462 at August 31, 2004 to $1,279 at August 31, 2005 due to the write-down of the receivable from USA Performance Products.

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Net cash used in operating activities was $91,393 and $5,996 for the three months ended August 31, 2005 and 2004 respectively.

Financing activities provided net cash of $115,829 during the current three year period due to financing received from American Capital Holdings as debtor in possession financing.

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

ECOM ECOM.COM, INC.

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



PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC- SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net. See Item 2. Management's Discussion and Analysis (pages 23 though 27 for the current information on the Bankruptcy proceedings.


ITEM 2. Changes in Securities.
        None

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ECOM ECOM.COM, INC.



ITEM 5. Other Events.

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

October 17, 2005                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

October 17, 2005                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

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

Date: October 17, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
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

Date: October 17, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                     32

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner,
Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      October 17, 2005


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      October 17, 2005


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