Form 10QSB
period 2005-11-30
ECOM ECOM COM INC
filed 2006-01-17
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2005
                   Commission File Number 33-96638-A

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

As of November 30, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

















eCom eCom.com, Inc.                 Form 10-QSB           NOVEMBER 30, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm       3

          Balance Sheets:
              November 30, 2005 and 2004  (Unaudited)                   4

          Statements of Operations:
              Six Months Ended November 30, 2005 and
              2004  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended November 30, 2005 and
              2004  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2004, through November 30, 2005
              (Unaudited)                                               7

          Statements of Cash Flows:
              Six Months Ended November 30, 2005 and
              2004  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    23

ITEM 3    CONTROLS AND PROCEDURES                                      27

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   30

SIGNATURES AND CERTIFICATIONS                                          31

          Exhibit 31.1  Certification required under Section 302 of    32
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    33
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          34



                                      2

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                      FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eCom eCom.com, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of eCom eCom.com, Inc., as of November 30, 2005 and 2004, and the related statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 13, 2006







                                      3


ECOM ECOM.COM, INC.
Balance Sheets
(Unaudited)
                                               NOV 30, 2005     NOV 30, 2004
                                             ---------------   --------------
ASSETS
Current Assets
  Cash and cash equivalents                      $    6,838      $        60
  Due from affiliated companies                       1,280          227,377
  Prepaid expenses                                   68,039           36,958
                                                ------------    ------------
    Total Current Assets                             76,157          264,395
                                                ------------    ------------

Property and Equipment, net                             220              439
                                                ------------    ------------
Other Assets
  Other assets                                            0            2,250
                                                ------------    ------------
    Total Other Assets                                    0            2,250
                                                ------------    ------------
      Total Assets                                $  76,377       $  267,084
                                                ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $ 104,444       $  120,435
  Accrued expenses                                   44,000           44,000
  Current portion of long-term debt                 675,368          534,883
  Interest accrued on current portion                39,029           27,809
                                                ------------    ------------
    Total Current Liabilities                       862,841          727,127

Notes Payable, Net of Current Portion                     -                -
                                                ------------    ------------
  Total Liabilities                                 862,841          727,127
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 and
    49,955,112 shares issued and outstanding          4,995            4,995
  Paid-in capital                                 6,569,537        6,569,537
  Dividends                                               0          (96,125)
  Accumulated deficit                            (7,360,996)      (6,938,450)
                                                ------------    ------------
    Total Stockholders' Deficit                    (786,464)        (460,043)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $  76,377       $  267,084
                                                ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4


ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)
                                              2005                2004
                                        ______________      _______________
Revenues

  Net Sales                            $            -     $           439
  Cost of Sales                                  (110)               (147)
                                        ______________     _______________
      Gross Profit                               (110)                292
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                               -                  88
  Product development                               -                   -
  General and administrative                   42,027              50,561
  Amortization                                      -                 333

                                        ______________     _______________
      Total Operating Expenses                 42,027              50,982
                                        ______________     _______________
Loss from Operations                          (42,137)            (50,690)

Other Income (Expense)
  Interest expense                               (119)            (22,573)
  Write off of Related Party
       Notes Receivable                      (138,584)                  -
                                        ______________     _______________
      Total Other Expenses                   (138,703)            (22,573)
                                        ______________     _______________
       Net Loss                              (180,840)            (73,263)
                                        ______________     _______________
Other Comprehensive Income/Loss
    Unrealized Loss on Securities             (87,382)                  -
                                        ______________     _______________
       Comprehensive Loss               $     (87,382)     $            -
                                        ==============     ===============
Net Loss Per Common Share               $       (.003)              (.001)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112          49,955,112
                                        ==============     ===============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                              2005               2004
                                        ______________      _______________
Revenues

  Net Sales                            $            0       $         120
  Cost of Sales                                   (55)                (67)
                                        ______________     _______________
      Gross Profit                                (55)                 53
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                               -                  24
  General and administrative                   11,972              25,392
  Amortization                                      -                   -
                                        ______________     _______________
      Total Operating Expenses                 11,972              25,416
                                        ______________     _______________
Loss from Operations                          (12,027)            (25,363)

Other Income (Expense)
  Interest income                                   -                   -
  Interest expense                                  -             (12,049)
                                        ______________     _______________
      Total Other Expenses                          -             (12,049)
                                        ______________     _______________

Net Loss                                $     (12,027)            (37,412)
                                        ==============     ===============

Net Loss Per Common Share               $       (.000)              (.001)
                                        ==============     ===============

Weighted Average Shares Outstanding        49,955,112          49,955,112
                                        ==============     ===============









Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH NOVEMBER 30, 2005
(Unaudited)

                               ---------- Common Stock  --------------
                  Number     At     Add'l      Retained  Accum.      Total
                    of       Par   Paid In     Earnings  Compreh.  Stockholder
                  Shares   Value   Capital     (Deficit)  Gain     (Deficit)
                ---------- ------ ------- -----------  -------  -----------
Balance,
  May 31, 2004  49,955,112  4,995  6,579,537  (7,140,494)  87,382    (468,580)

Elimination of
 Subsidiaries
 Consolidated Losses
  At Spin-Off           -       -    (10,000)    187,925       -      177,925

Assets Distributed
 To Subsidiaries At
  Spin-Off                                       (96,124)             (96,124)

Net Loss                 -      -          -    (131,463)            (131,463)
                ---------- ------  ----------- ----------- ------- -----------
Balance,
 May 31, 2005   49,955,112  4,995  6,569,537  (7,180,156)  87,382    (518,242)

Net Loss                 -      -          -    (180,840)       -    (268,222)
Comprehensive Loss                         -     (87,382)
                ---------- ------  ----------- ----------- ------- -----------
Balance,
 Nov. 30, 2005  49,955,112 $4,995 $6,569,537 $(7,360,996) $    0   $ (786,464)
               =========== ======= ========== =========== ======== ===========















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)


                                              2005              2004
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0        $       439
    Cash paid to suppliers and employees     (109,020)            (1,902)
    Interest paid                                (119)           (22,573)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                (109,139)           (24,036)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds of loans from stockholders       115,977             26,194
    Repayment of loans to stockholders              0             (2,235)
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities       115,977             23,959
                                       _______________     _______________
Net Increase/(Decrease) in Cash                 6,838                (77)

Cash and Cash Equivalents at
 Beginning of Period                                0                137
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $   6,838         $       60
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0                  0

  Stock issued for repayment of debt                0                  0



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                                2005              2004
                                        _______________   _______________

Net Loss                                    $ (268,222)      $   (73,263)
    Add items not requiring outlay of cash:
        Depreciation and amortization              110               443
        Write off of Related Party
           Notes Receivable                    138,584                 0
        Comprehensive Loss                      87,382           0
    Cash was increased by:
        Decrease in inventory                        0            33,444
        Increase in accrued interest payable         0            10,265
        Increase in accounts payable                 0             5,075
    Cash was decreased by:
        Increase in prepaid expenses           (53,113)                0
        Decrease in accounts payable           (13,880)                0
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities         $  (109,139)      $   (24,036)
                                        ===============   ===============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

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

This plan was undertaken for the purposes of allowing the management and employees the opportunity to operate each segment independently. Also, to have the ability for each segment, to raise its own funding for growth and expansion. On June 4, 2004 the Company spun-off each of the above listed companies into separate public companies.

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

Due to the dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced to eCom by American Capital, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr.Panaia refused to file an 8-K statement regarding Mr. Richmond's resignation. In the absence of other options, on November 29, 2004 an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc.
The Bankruptcy proceedings were initiated in an effort to implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE A - NATURE OF OPERATIONS - (CONTINUED)

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

A detailed history is available on eCom eCom.com's 10K-SB filing at May 31, 2005.

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

Restatement of Prior Years Numbers to Conform to Current Year Presentation:

eCom eCom.com, Inc. presented comparative consolidated financial statements at May 31, 2004. Since the Company spun off all of its subsidiaries on or about June 4, 2004 there are no subsidiaries to be consolidated at November 30, 2004 and 2005. The basic financial statements presented herein at May 31, 2004 have been restated, eliminating all subsidiary assets, liabilities, equity and operations in order.

Revenue Recognition:

Revenue from the sale of paintball markers and accessories is recognized at the time title is transferred which is normally on shipment of the goods. Revenue from the sale of compression products is also recognized at the time the products are shipped or downloaded.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

None

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations.

The Company issued one million five hundred thousand shares of common stock as a retainer for future consulting fees during November 2003. The consulting contract was valued at $37,500 and is being expensed over three years. The remaining value of the consulting contract is $12,500 as of November 30, 2005.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 2005 and 2004:
                                         NOV 30, 2005         NOV 30, 2004
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
Tools, dies and fixtures                           0                      0
Leasehold improvements                             0                      0
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   102,817                102,598
                                           ---------              ---------
     Net Property and Equipment            $     220              $     439
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $     110              $     110
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

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE F - INTANGIBLE ASSETS - (CONTINUED)

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

NOTE H - LONG-TERM DEBT

Long-term debt at November 30, 2005 and 2004 consisted of:
                                                  NOV 30, 2005   NOV 30, 2004
                                                 ------------    ------------
Loans from stockholders and affiliated companies:
The loans are due on demand.                         675,368          534,883
                                                  ----------       ----------
     Total Long-Term Debt                            675,368          534,883
     Less Current Portion                           (675,368)        (534,883)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     November 30, 2005                               675,368          534,883
                                                  ----------       ----------
                                                   $ 675,368        $ 534,883
                                                  ==========       ==========

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE I - COST OF SALES

Included in the cost of sales are the following:
                                                NOV 30, 2005    NOV 30, 2004
                                               ------------     ------------
Shipping and handling costs                     $         0     $         0
Packaging costs                                           0               0
                                                ------------    ------------
        Total                                   $         0     $         0
                                                ============    ============
Shipping income                                 $         0     $         0
                                                ============    ============
NOTE J - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the twelve months ending May 31, 2005 and the six month period ending November 30, 2005.

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at November 30, 2005 is $387,720.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE K - RELATED PARTY TRANSACTIONS - (CONTINUED)

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

NOTE L - BUSINESS SEGMENTS

As of November 30, 2005 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE M - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $786,000 at November 30, 2005 and by approximately $463,000 at November 30, 2005 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court accept its plan of reorganization and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE N - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      NOV 30, 2005
                                                     --------------
         Loss carry forward for tax purposes          $  7,073,051
                                                     ==============
         Deferred tax asset (34%)                        2,404,837
         Valuation allowance                            (2,404,837)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============
                                     16

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE N - INCOME TAXES - (CONTINUED)

Through November 30, 2005, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result


                               17




ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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














                                     18


ECOM ECOM.COM, INC.

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































                                     19


ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six-month periods ended November 30, 2005 and 2004 and the Form 10-KSB for the fiscal year ended May 31, 2005.

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




                                    2
ECOM ECOM.COM, INC.

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

                                  21
ECOM ECOM.COM, INC.

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

                                   22
ECOM ECOM.COM, INC.

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


                                  23
ECOM ECOM.COM, INC.

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


                                  24
ECOM ECOM.COM, INC.

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

Comparison of Results of Operations - Six Months Ended November 30, 2005 vs. Six Months Ended November 30, 2004.

Revenue for the six months ended November 30, 2005 was $0 compared to $439 of revenue recorded during the same period of the prior year.

Cost of sales decreased from $147 to $110 in the current six month period.

Total operating expenses for the six months ended November 30, 2005 was $42,027 compared to $50,982 for the six months ended November 30, 2004.

The operations for the six months ended November 30, 2004 resulted in a net loss from operations of $50,690 versus a net loss of $42,137 recorded in the six months ended November 30, 2005.

The comprehensive loss incurred during the six months ended November 30, 2005 of $225,966 was due to the write-down of debt due from USA Performance Products. Management has determined that the debt is no longer collectable.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of November 30, 2005 totals approximately $7,000,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019.
The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of November 30, 2005.

Liquidity and Capital Resources

As of November 30, 2005, current assets totaled $76,157 compared to $264,395 at November 30, 2004. Prepaid Expenses increased from $36,958 at November 30, 2004 to $68,039 at November 30, 2005. Due from affiliates decreased from $227,462 at November 30, 2004 to $1,280 at November 30, 2005 due to the write-down of the receivable from USA Performance Products.

                                  25
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

Net cash used in operating activities was $109,139 and $24,036 for the six months ended November 30, 2005 and 2004 respectively.

Financing activities provided net cash of $115,977 during the current six month period ending November 30, 2005 due to financing received from American Capital Holdings as debtor in possession financing.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. A control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
                               26
ECOM ECOM.COM, INC.

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


ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    32

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    33

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        34

(b) Reports on Form 8-K:

     None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

January 13, 2006                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

January 13, 2006                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

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

ECOM ECOM.COM, INC.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2006

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Chief Executive Officer

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

Date: January 13, 2006

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ECOM ECOM.COM, INC.

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Barney A. Richmond

     Barney A. Richmond
     Chief Executive Officer
     January 13, 2006


/s/  Richard C. Turner

     Richard C. Turner
     Chief Financial Officer
     January 13, 2006



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