Form 10QSB
period 2006-02-28
ECOM ECOM COM INC
filed 2006-04-17
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2006
                   Commission File Number 33-96638-A

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

As of February 28, 2006 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

















eCom eCom.com, Inc.                 Form 10-QSB           FEBRUARY 28, 2006

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm       3

          Balance Sheets:
              February 28, 2006 and 2005  (Unaudited)                   4

          Statements of Operations:
              Nine Months Ended February 28, 2006 and
              2005  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended February 28, 2006 and
              2005  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2004, through February 28, 2006
              (Unaudited)                                               7

          Statements of Cash Flows:
              Nine Months Ended February 28, 2006 and
              2005  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    19

ITEM 3    CONTROLS AND PROCEDURES                                      25

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   26

SIGNATURES AND CERTIFICATIONS                                          27

          Exhibit 31.1  Certification required under Section 302 of    28
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          30



                                      2

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                      FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eCom eCom.com, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of eCom eCom.com, Inc., as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005, the statement of changes in stockholders' equity from May 31, 2004 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company's current liabilities exceed current assets by $791,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 14, 2006
                                      3

ECOM ECOM.COM, INC.
Balance Sheets
(Unaudited)
                                               FEB 28, 2006     FEB 28, 2005
                                             ---------------   --------------
ASSETS
Current Assets
  Cash and cash equivalents                      $    4,819      $        16
  Due from affiliated companies                       1,279          226,838
  Prepaid expenses                                   65,033           25,932
                                                ------------    ------------
    Total Current Assets                             71,131          252,786
                                                ------------    ------------

Property and Equipment, net                             165              384
                                                ------------    ------------
Other Assets
  Other assets                                            0            2,250
                                                ------------    ------------
    Total Other Assets                                    0            2,250
                                                ------------    ------------
      Total Assets                                $  71,296       $  255,420
                                                ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  94,189       $  121,001
  Accrued expenses                                   44,000           44,000
  Current portion of long-term debt                 685,383          543,701
  Interest accrued on current portion                39,029           32,886
                                                ------------    ------------
    Total Current Liabilities                       862,601          741,588

Notes Payable, Net of Current Portion                     -                -
                                                ------------    ------------
  Total Liabilities                                 862,601          741,588
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112
    shares issued and outstanding                     4,995            4,995
  Paid-in capital                                 6,569,537        6,569,537
  Accumulated deficit                            (7,365,837)      (7,060,700)
                                                ------------    ------------
    Total Stockholders' Deficit                    (791,305)        (486,168)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $  71,296       $  255,420
                                                ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)
                                               2006                2005
                                        ______________      _______________
Revenues

  Net Sales                            $            -     $           611
  Cost of Sales                                  (165)               (234)
                                        ______________     _______________
      Gross Profit                               (165)                377
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                               -                 120
  Product development                               -                   -
  General and administrative                   46,813              62,446
  Amortization                                      -                 333
                                        ______________     _______________
      Total Operating Expenses                 46,813              62,899
                                        ______________     _______________
Loss from Operations                          (46,978)            (62,522)

Other Income (Expense)
  Interest expense                               (119)            (36,866)
  Write off of Related Party
       Notes Receivable                      (225,966)                  -
                                        ______________     _______________
      Total Other Expenses                   (226,055)            (36,866)
                                        ______________     _______________
       Net Loss                         $    (273,063)     $      (99,388)
                                        ==============     ===============



Net Loss Per Common Share               $       (.005)     $        (.001)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112          49,955,112
                                        ==============     ===============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               2006               2005
                                        ______________      _______________
Revenues

  Net Sales                            $            0       $         172
  Cost of Sales                                   (55)                (87)
                                        ______________     _______________
      Gross Profit                                (55)                 85
                                        ______________     _______________
Other Operating Expenses
  Sales and marketing                               -                  32
  General and administrative                    4,786              11,886
  Amortization                                      -                   -
                                        ______________     _______________
      Total Operating Expenses                  4,786              11,918
                                        ______________     _______________
Loss from Operations                           (4,841)            (11,833)

Other Income (Expense)
  Interest income                                   -                   -
  Interest expense                                  -             (14,292)
                                        ______________     _______________
      Total Other Expenses                          -             (14,292)
                                        ______________     _______________

Net Loss                                $      (4,841)     $      (26,125)
                                        ==============     ===============

Net Loss Per Common Share               $       (.000)     $        (.001)
                                        ==============     ===============

Weighted Average Shares Outstanding        49,955,112          49,955,112
                                        ==============     ===============









Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH FEBRUARY 28, 2006
(Unaudited)

                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Consolidated Balance at
  May 31, 2004    49,955,112   4,995   6,579,537  (7,053,112)   (468,580)

Elimination of
 Subsidiaries
 Consolidated Losses at
 Spin Off (see Note I)     -       -     (10,000)    187,925     177,925

Assets Distributed
 as Dividends at
 Spin Off (see Note I)     -       -           -     (96,124)    (96,124)

Net Loss                   -       -           -    (131,463)   (131,463)
                  ----------  ------   ---------- ----------- -----------
Balance,
 May 31, 2005     49,955,112   4,995   6,569,537  (7,092,774)   (518,242)

Net Loss                   -       -           -    (273,063)   (273,063)
                  ----------  ------   ---------- ----------- -----------
Balance,
 Feb. 28, 2006    49,955,112  $4,995  $6,569,537 $(7,365,837) $ (791,305)
                 ===========  =======  ========== =========== ===========















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(Unaudited)


                                               2006              2005
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0        $       611
    Cash paid to suppliers and employees     (111,101)            (8,208)
    Interest paid                                (119)           (36,865)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                (111,220)           (44,462)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds of loans from stockholders       116,039             49,859
    Repayment of loans to stockholders              0             (5,518)
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities       116,039             44,341
                                       _______________     _______________
Net Increase/(Decrease) in Cash                 4,819               (121)

Cash and Cash Equivalents at
 Beginning of Period                                0                137
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $   4,819         $       16
                                       ===============     ===============










Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                                2006              2005
                                        _______________   _______________

Net Loss                                    $ (273,063)      $   (99,388)
    Add items not requiring outlay of cash:
        Depreciation and amortization              165               498
        Write off of Related Party
           Notes Receivable                    225,966                 0
    Cash was increased by:
        Decrease in inventory                        0            33,444
        Increase in accrued interest payable         0            15,343
        Increase in accounts payable                 0             5,641
    Cash was decreased by:
        Increase in prepaid expenses           (50,107)                0
        Decrease in accounts payable           (14,181)                0
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities         $  (111,220)      $   (44,462)
                                        ===============   ===============



















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. During the fiscal year ending May 31, 2005 eCom focused on separating all ten of its current business segments, USA
SportsNet, Inc., USA Performance Products, Inc., eSecureSoft Corp., USAS Digital, Inc., Pro Card Corporation, AAB National Company, A Classified Ad, Inc., Swap and Shop.net Corp., A Super Deal.com, Inc. and MyZipSoft, Inc.

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

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS - (CONTINUED)

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

Restatement of Prior Years Numbers to Conform to Current Year Presentation

eCom eCom.com, Inc. presented comparative consolidated financial statements at May 31, 2004. Since the Company spun off all of its subsidiaries on or about June 4, 2004 there are no subsidiaries to be consolidated at February 28, 2005 and 2006. The basic financial statements presented herein at May 31, 2004 have been restated, eliminating all subsidiary assets, liabilities, equity and operations in order.

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

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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


NOTE C - INVENTORIES

None

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations. The Company paid its attorney a retainer of $65,000 for representation as bankruptcy counsel. The remaining $33 is for domain name registrations.


NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of November 30, 2005 and 2004:
                                         FEB 28, 2006          FEB 28, 2005
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   102,872                102,653
                                           ---------              ---------
     Net Property and Equipment            $     165              $     384
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $     165              $     165
                                           =========              =========
                                   12

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE E - PROPERTY AND EQUIPMENT - (CONTINUED)

Reductions in Computer hardware, computer software, and furniture was due to the distribution to the spin-off companies on June 4, 2004.

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

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE H - LONG-TERM DEBT

Long-term debt at February 28, 2006 and 2005 consisted of:
                                                 FEB 28, 2006   FEB 28, 2005
                                                 ------------    ------------
Loans from stockholders and affiliated companies
The loans are due on demand.                         685,383          543,701
                                                  ----------       ----------
     Total Long-Term Debt                            685,383          543,701
     Less Current Portion                           (685,368)        (543,701)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows
     February 28, 2006 and 2005                      685,383          543,701
                                                  ----------       ----------
                                                   $ 685,383        $ 543,701
                                                  ==========       ==========


NOTE I - Spin Off of Subsidiaries, Consolidated Accumulated Deficit and Dividends Paid.

On June 4, 2004, the Company spun-off eight subsidiaries, see Note A, where-in each stockholder of the Company at the date of spin off received a pro-rata share of common stock of each subsidiary spun off. The Accumulated Deficit of all the subsidiaries being spun off was reversed from the Company's Consolidated Accumulated (Deficit) figure at May 31, 2004 in the amount of $7,053,112.

It was determined by management of the Company that certain assets were not going to be utilized in the future due to its change in corporate structure. The Company, therefore distributed certain of its assets with a net book value of approximately $96,000 to several subsidiaries at the date of spin off in the form of dividends paid, which approximated the assets fair market value.


NOTE J - RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the 2005 financial statement presentation. Such reclassifications have no effect on net income as previously reported.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE K - COST OF SALES

Included in the cost of sales are the following
                                                FEB 28, 2006    FEB 28, 2005
                                               ------------     ------------
Royalty and shipping costs                      $         0     $        69
Depreciation                                            165             165
                                                ------------    ------------
        Total                                   $       165     $       234
                                                ============    ============
Shipping income                                 $         0     $         0
                                                ============    ============


NOTE L - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the twelve months ending May 31, 2005 and the nine month period ending February 28, 2006.

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


NOTE M - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, until he passed away on March 20, 2005, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, past CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at February 28, 2006 is $387,720.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE M - RELATED PARTY TRANSACTIONS - (CONTINUED)

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, past CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of February 28, 2006 is $35,000.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed to Mr. Turner as of February 28, 2006 is $117,790.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 from American Capital Holdings on July 25, 2005.


NOTE N - BUSINESS SEGMENTS

As of February 28, 2006 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.


NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $791,000 at February 28, 2006 and by approximately $489,000 at February 28, 2005 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court accept its plan of reorganization and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.


NOTE P - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE P - INCOME TAXES - (CONTINUED)

and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      FEB 28, 2006
                                                     --------------
         Loss carry forward for tax purposes          $  7,000,000
                                                     ==============
         Deferred tax asset (34%)                        2,380,000
         Valuation allowance                            (2,380,000)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through February 28, 2006, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE Q - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's financial results.

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.
                                17

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine-month periods ended February 28, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2005.

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



                                   19
ECOM ECOM.COM, INC.

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

                                  20
ECOM ECOM.COM, INC.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the April 1, 2006 through June 30, 2005 calendar quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well. Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.




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

Comparison of Results of Operations - Nine Months Ended February 28, 2006 vs. Nine Months Ended February 28, 2005.

Revenue for the nine months ended November 30, 2005 was $0 compared to $611 of revenue recorded during the same period of the prior year. Cost of sales decreased from $234 to $165 in the current nine month period.

Total operating expenses for the nine months ended February 28, 2006 was $46,813 compared to $62,899 for the nine months ended February 28, 2005.

The operations for the nine months ended February 28, 2006 resulted in a net loss from operations of $46,978 versus a net loss of $62,522 recorded in the nine months ended February 28, 2005.

The comprehensive loss incurred during the nine months ended February 28, 2006 of $225,966 was due to the write-down of debt due from USA Performance Products. Management has determined that the debt is no longer collectable.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of February 28, 2006 totals approximately $7,000,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019.
The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of February 28, 2006.

Liquidity and Capital Resources

As of February 28, 2006, current assets totaled $71,131 compared to $252,786 at February 28, 2005. Prepaid Expenses increased from $25,932 at February 28, 2005 to $65,033 at February 28, 2006 due the debtor-in-possession financing received during June 2005 by American Capital Holdings. Due from affiliates decreased from $226,838 at February 28, 2005 to $1,279 at February 28, 2006 due to the write-down of the receivable from USA Performance Products.

                                  24
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

Net cash used in operating activities was $111,220 and $44,462 for the nine months ended February 28, 2006 and 2005 respectively.

Financing activities provided net cash of $116,039 during the current nine month period ending February 28, 2006 due to financing received from American Capital Holdings as debtor in possession financing.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. A control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
                                   25
ECOM ECOM.COM, INC.

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

                                  26
ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    28

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    29

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        30

(b) Reports on Form 8-K:

     None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

April 14, 2006                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

April 14, 2006                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

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

Date: April 14, 2006

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

Date: April 14, 2006

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ECOM ECOM.COM, INC.

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Barney A. Richmond

     Barney A. Richmond
     Chief Executive Officer
     April 14, 2006


/s/  Richard C. Turner

     Richard C. Turner
     Chief Financial Officer
     April 14, 2006



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