Form 10KSB
period 2006-05-31
ECOM ECOM COM INC
filed 2006-08-29
CIK 1000459

U. S. SECURITIES AND EXCHANGE COMMISSION


                           Washington, DC 20549

                               Form 10-KSB
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended May 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. [ $ 0 ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. [ $ 699,372 ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2006, the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                              TABLE OF CONTENTS

                                    PART I
                                                                        Page
Item 1.  Description of Business                                          3

Item 2.  Description of Properties                                       11

Item 3.  Legal Proceedings                                               11

Item 4.  Submission of Matters to a Vote of Security Holders             12

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                             12

Item 6.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                       13

Item 7.  Financial Statements                                           F-3

Item 8.  Disagreements on Accounting and Financial Disclosures           42

Item 8A  Controls and Procedures                                         42

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant              43

Item 10. Executive Compensation                                          45

Item 11. Security Ownership of Certain Beneficial Owners and Management  45

Item 12. Certain Relationships and Related Transactions                  46


Item 13. Exhibits, Financial Statements and Reports on Form 8-K          52
         Additional Information

Item 14. Principal Accountant Fees & Services                            56

Signatures                                                               56

Certification                                                            57

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating divisions.

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

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million. Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink



                                5

ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

Sheets, with a 52-week high of $0.05, and an ask price of $.025 cents per share. eCom's market capitalization has shrunk to less than $1.3 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect it's $100,000+ debtor in possession financing in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

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

                                     6
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

On January 24, 2005, eCom was de-listed from trading on the OTC Bulletin Board and began trading on the Pink Sheets for failure to file the Company's November Form 10QSB. This de-listing was due to the fact the Company's auditors had not been paid. Therefore, in accordance with the Sarbanes-Oxley Act, the auditors could not be determined to be "independent". Accordingly, eCom lost additional market value, thereby further injuring both its creditors and shareholders.

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The Company made application to the United States Bankruptcy Court to appoint Barney A. Richmond its new Chief Executive Officer, whose official appointment was granted by the court on June 6, 2005. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the reorganization plans of all the companies are complete.

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   --------------        -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

                                     7
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

                                     8
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

                                     9
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

For mail reference purposes, appended herewith, as Exhibit 10.27, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc.
Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom eCom.com, Inc. and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 10.28. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court by Kluger, Peretz, Kaplan & Berlin, the attorneys for the Debtor, eCom eCom.com, Inc. and Schiff-Hardin LLP, the attorneys for American Capital Holdings, Inc. Information regarding the Joint Plan of Reorganization can be reviewed on eComeCom.com, Inc's website at www.ecomecom.net/banknews.htm.

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (31,593,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute the Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a

                                    10
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's confirmation by the Bankruptcy Court.

On August 25, 2006 the 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court by Kluger, Peretz, Kaplan & Berlin, the attorneys for the Debtor, eCom eCom.com, Inc. and Schiff-Hardin LLP, the attorneys for American Capital Holdings, Inc. Information regarding the Disclosure Statement for Joint Plan of Reorganization can be reviewed on eCom eCom.com, Inc's website at www.ecomecom.net/news/disclosure082506.pdf.

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

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court by Kluger, Peretz, Kaplan & Berlin, the attorneys for the Debtor, eCom eCom.com, Inc. and Schiff-Hardin LLP, the attorneys for American Capital Holdings, Inc. Information regarding the Joint Plan of Reorganization can be reviewed on eComeCom.com, Inc's website at www.ecomecom.net/banknews.htm.

The plan, which is subject to Bankruptcy Court approval,  calls for the issuance
                                    11
ECOM ECOM.COM, INC.

of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (31,593,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute the Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's confirmation by the Bankruptcy Court.


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

                               PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter - Pink Sheets under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California was the lead market maker for the stock. However, Equitrade closed its doors earlier this year. The Company is in discussions with another broker to replace Equitrade as lead market maker.
The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2006:
            Quarter Ended      High         Low
               5/2006         $0.035       $0.010
               2/2006          0.028        0.004
              11/2005          0.050        0.005
               8/2005          0.069        0.020

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Security Holders
The Company has approximately 4,700 shareholders of record.

(c) Dividends
There have been no cash dividends declared or paid since the inception of the Company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.
                                     12
ECOM ECOM.COM, INC.

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally,
                                     14
ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

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

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
------------------------------  ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

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

                                     15
ECOM ECOM.COM, INC.

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


                                    16

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

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court by Kluger, Peretz, Kaplan & Berlin, the attorneys for the Debtor, eCom eCom.com, Inc. and Schiff-Hardin LLP, the attorneys for American Capital Holdings, Inc. Information regarding the Joint Plan of Reorganization can be reviewed on eComeCom.com, Inc's website at www.ecomecom.net/banknews.htm.

On August 25, 2006 the accompanying 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (31,593,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute the Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's confirmation by the Bankruptcy Court.


Comparison of Results of Operations - Years Ending May 31, 2006 and 2005.

Revenue for the year ended May 31, 2005 was $0 compared to $611 of revenue recorded during the same period of the prior year.

Cost of sales decreased from $290 to $220 in the current year. Because of the decrease in depreciation expense due to the aging of the fixed assets.

                                    17

ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

Total operating expenses for the year ended May 31, 2006 was $54,953 compared to $79,420 for the year ended May 31, 2005. Decreases in general and administrative expense ($54,953 in fiscal year 2006 versus $79,087 in 2005) were the result of decreases in overhead as the company focuses its efforts towards growing each spin-off company.

The operations for the year ended May 31, 2006 resulted in a net loss of $55,173 versus a net loss of $79,099 recorded in the year ended May 31, 2005.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of May 31, 2006 totals approximately $7,000,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2006.

Liquidity and Capital Resources

As of May 31, 2006, current assets totaled $66,815 compared to $242,021 at The prior year-end. Prepaid assets increase to $65,027 from $14,926 to account for the retainer paid to Kluger, Peretz as attorneys for the debtor. Notes Receivable related party decreased from $227,095 on May 31, 2005 to $1,280 as a result of the write-down of the debt owed by USA Performance Products.

Accounts Payable decreased from $118,324 to $117,656 from May 31, 2005 to May 31, 2006. Current liabilities increased from $760,592 at the end of the prior fiscal year to $876,287 at the end of the current year as a result of the debtor in possession financing received from American Capital Holdings on June 7, 2005.

Net cash used in operating activities was $116,704 and $38,076 for the years ended May 31, 2006 and 2005 respectively.

Financing activities provided $117,212 in cash during the current fiscal year compared to $37,939 during the prior fiscal year consisting primarily of loans from stockholders.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.








                                    18

ECOM ECOM.COM, INC.










ITEM 7. FINANCIAL STATEMENTS

The audited balance sheet of the Company for its years ended May 31, 2006 and 2005 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2006 and 2005 are included.


The page numbers for the financial statement categories are as follows:


                      Index                                       Page

Report of Independent Registered Public Accounting Firm            F-1

Balance Sheets as of May 31, 2006 and 2005                         F-2

Statements of Operations
  for the Years Ended May 31, 2006 and 2005                        F-3

Statement of Shareholders' Deficit
  for the Years Ended May 31, 2006 and 2005                        F-4

Statements of Cash Flows
  for the Years Ended May 31, 2006 and 2005                        F-5

Notes to Financial Statements                                      F-7
















                       WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                         772 U.S. HIGHWAY 1, SUITE 100
                        NORTH PALM BEACH, FLORIDA 33408
                               (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                     Facsimile (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders eCom eCom.com, Inc.
Palm Beach Gardens, FL 33410

We have audited the accompanying balance sheets of eCom eCom.com, Inc. as of May 31, 2006 and 2005 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc. as of May 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company's current liabilities exceed current assets by $810,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wieseneck, Andres & Company, P.A.

North Palm Beach
August 29, 2006



ECOM ECOM.COM, INC.
BALANCE SHEETS
MAY 31, 2006 AND 2005
                                                       2006           2005
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                              $    508       $       -
  Notes receivable - related parties                   1,280         227,095
  Prepaid expenses                                    65,027          14,926
                                                ------------    ------------
    Total Current Assets                              66,815         242,021
                                                ------------    ------------
Property and Equipment, net                              109             329
                                                ------------    ------------
      Total Assets                                 $  66,924       $ 242,350
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise
  Postpetition trade accounts payable              $   3,405       $     486
  Postpetition current liabilities                   140,693          24,796
  Accrued postpetition expenses                       11,220          11,220
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise      155,318          36,502
                                                ------------    ------------
Liabilities Subject to Compromise
  Prepetition Trade Accounts Payable                 114,251         117,838
  Prepetition Accrued Expenses                        44,000          44,000
  Current portion of long-term debt                  534,909         534,443
  Prepetition Interest Accrued                        27,809          27,809
                                                ------------    ------------
   Total Liabilities Subject to Compromise           720,969         724,090
                                                ------------    ------------
      Total Liabilities                              876,287         760,592
                                                ------------    ------------
Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 50 million
    shares authorized, 49,955,112
    shares issued and outstanding                      4,995           4,995
  Paid-in capital                                  6,569,537       6,569,537
  Retained Earnings(Deficit)                      (7,383,895)     (7,092,774)
                                                ------------    ------------
    Total Stockholders' (Deficit)                   (809,363)       (518,242)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $  66,924       $ 242,350
                                                ============    ============



The accompanying notes are an integral part of these financial statements.


                                   F-3
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
MAY 31, 2006 AND 2005
                                           2006                    2005
                                     ------------           ------------
Revenues
  Net Sales                          $         -            $       611
  Cost of Sales                             (220)                  (290)
                                     ------------           ------------
     Gross Profit                           (220)                   321
                                     ------------           ------------

Other Operating Expenses
  General and administrative              54,953                 79,087
  Amortization                                 -                    333
                                     ------------           ------------
     Total Operating Expenses             54,953                 79,420
                                     ------------           ------------

Loss from Operations                     (55,173)               (79,099)
                                     ------------           ------------

Other Income (Expense)
  Interest expense                          (119)               (52,364)
  Loss on disposal of asset             (235,829)                     -
                                     ------------           ------------
     Net Other Expense                  (235,948)               (52,364)
                                     ------------           ------------

Net Income (Loss)                    $  (291,121)           $  (131,463)
                                     ============           ============

Basic and Diluted Loss Per Share     $     (.006)           $     (.003)
                                     ============           ============

Weighted Average Shares Outstanding   49,955,112             49,955,112
                                     ============           ============












The accompanying notes are an integral part of these financial statements.




ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2004, THROUGH MAY 31, 2006


                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Consolidated Balance at
  May 31, 2004    49,955,112  $4,995  $6,579,537 $(7,053,112)  $(468,580)

Elimination of
 Subsidiaries
 Consolidated Losses at
 Spin Off (see Note I)     -       -     (10,000)    187,925     177,925

Assets Distributed
 as Dividends at
 Spin Off (see Note I)     -       -           -     (96,124)    (96,124)

Net Loss                   -       -           -    (131,463)   (131,463)
                  ----------  ------   ---------- ----------- -----------
Balance,
 May 31, 2005     49,955,112   4,995   6,569,537  (7,092,774)   (518,242)

Net Loss                   -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------- ----------- -----------
Balance,
 May 31, 2006     49,955,112  $4,995  $6,569,537 $(7,383,895) $ (809,363)
                 ===========  =======  ========== =========== ===========
















The accompanying notes are an integral part of these financial statements.






ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 and 2005

                                                         2006         2005
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                       $        -   $      611
  Interest income                                             -            -
  Cash paid to suppliers and employees                 (116,585)      (7,706)
  Interest paid                                            (119)     (30,981)
  Income taxes paid                                           -            -
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities        (116,704)     (38,076)
                                                     ----------    ---------
Cash Flows Provided By (Used In)
      Investing Activities                                    -            -

Cash Flows From Financing Activities
  Proceeds from New Loans                               117,212      (30,000)
  Proceeds of loans from Related Entities                     -          439
  Repayment of loans                                          -       67,500
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities     117,212       37,939
                                                     ----------    ---------
Net Increase (Decrease) in Cash                             508         (137)

Cash and Cash Equivalents at Beginning of Year                -          137
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $       508  $         0
                                                     ==========   ==========














The accompanying notes are an integral part of these financial statements.






ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 and 2005


                                                            2006        2005
                                                      ----------   ----------
Supplemental Schedule of Non-Cash Financing Activities

  Dividends were paid by the distribution of certain
     assets to the various spin-off companies        $        -   $   96,124


Reconciliation of Net Loss to Net Cash Flows Used in Operating Account

Net Loss                                             $ (291,121)  $ (131,463)
  Add items not requiring outlay of cash:
    Depreciation and amortization                           220          553
    Forfeiture of security deposit                            -        2,250
    Write off of Related Party
       Notes Receivable                                 225,966            0

  Cash was increased by:
    Decrease in prepaid expenses                              -       66,134
    Increase in accounts payable                              -        2,965
    Increase in accrued expenses                              -          102
    Increase in accrued interest payable                      -       21,383
  Cash was decreased by:
    Increase in prepaid assets                          (51,101)           -
    Decrease in accounts payable                           (668)           -
                                                      ----------   ----------
      Net Cash Flows Used in Operating Activities    $ (116,704) $   (38,076)
                                                      ----------   ----------
















The accompanying notes are an integral part of these financial statements.






                                   F-7
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS

eCom eCom.com, Inc. ("eCom" or "the Company") was incorporated in the State of Florida on June 14, 1994. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off its divisions into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's divisions, rather than involvement with the multi-faceted eCom.

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.
                                    26
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

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

                                    27
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner
                                    28
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

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

                                    29


ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

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

                                    30
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

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

                                    31
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

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
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
                                    32
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 10.27, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --


On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 10.28. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

On August 25, 2006 the accompanying 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court.
                                    33
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (31,593,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute the Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's confirmation by the Bankruptcy Court.

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

Reclassification:

Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentations.

Revenue Recognition

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


                                    34

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation

Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Amortization

Intangible assets are amortized over the assets estimated useful life using the straight-line method.

Inventories

Inventories are stated at the lower of cost or market using the first in first out method.

NOTE C - INVENTORIES

All inventory was distributed to the spin-offs on June 4, 2004.

NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations. The Company paid its attorney a retainer of $65,000 for representation as bankruptcy counsel. The remaining $27 is for domain name registrations.

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2006 and 2005:

                                         May 31, 2006      May 31, 2005
                                        --------------     --------------
Computer hardware                          $  85,074         $  85,074
Computer software                             13,633            13,633
Furniture, fixtures and equipment              4,330             4,330
                                           ---------         ---------
     Total cost                              103,037           108,037

  Accumulated depreciation                   102,928           102,708
                                           ---------         ---------
     Net Property and Equipment            $     109         $     329
                                           =========         =========
Depreciation expense included in the cost
  of sales for the periods ended are:      $     220         $     220
                                           =========         =========

The book value of the Computer hardware, computer software, furniture, and Tools and dies distributed to the spin-off companies on June 4, 2004 was $40,999.
                                    35
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE E - PROPERTY AND EQUIPMENT (CONTINUED)

The useful lives assigned to property and equipment to compute depreciation are:
                    Computer Hardware                        5 years
                    Computer Software                        5 years
                    Furniture, fixtures and equipment        7 years
                    Tools, dies and fixtures                 5 years

NOTE F - INTANGIBLE ASSETS

The following table represents the intangible assets distributed to the spin-off companies on June 4, 2004:
                                                              Value of Asset
Intangible Asset - description                             Distributed at 6/4/04
------------------------------------------------------------   ---------------
In February 1999, the Company acquired the website,                $       0
A Classified Ad for a total cost of $10,000. This assets has been amortized over five years. Accumulated amortization related to this assets was $10,000 as of May 31, 2004. This asset was distributed to A Classified Ad, Inc. on June 4, 2004.

In February 1999, the Company acquired the website, Swap and               0
Shop, for a total cost of $1,200. This asset has been amortized over five years. Accumulated amortization related to this assets was $1,200 as of May 31, 2004. This asset was distributed to Swap and Shop.net Corp. on June 4, 2004.

On July 1, 2002, the Company acquired the licensing rights            33,750
to Pandora and Virtual Protect from Internet Security Solutions, for a total cost of $56,250. This asset is being amortized over five years. Accumulated amortization related to this asset is $22,500 as of May 31, 2004. This asset was distributed to eSecureSoft Company on June 4, 2004.

On July 1, 2002, the Company paid Peter Tamayo, Jr. to work           20,250
with MeVis Technologies to complete the development of MyPhotoZip, for a total cost of $33,750. This asset is being amortized over five years. Accumulated amortization related to this asset is $13,500 as of May 31, 2004. This asset was distributed to eSecureSoft Company on June 4, 2004.

On September 18, 2002, the Company issued 25,000 shares of stock      1,125
as an initial payment towards the purchase of FotoCrazy software.
This initial deposit was recorded at $1,125.  This asset was distributed to eSecureSoft Company on June 4, 2004.
                                                                  -----------
The book value of the intangible assets distributed to the
subsidiaries that were spun off on June 4, 2004.                    $55,125
                                                                  ===========

                                   36

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE G - OTHER ASSETS

There are no remaining other assets, other assets consisted primarily of security deposits on the lease of office facilities and utility deposits.

NOTE H - LONG-TERM DEBT

Long-term debt at May 31, 2006 consisted of:
                                                 May 31, 2006   May 31, 2005
                                                 ------------  ------------
Loans from stockholders and affiliated companies:
The loans are due on demand.                      $  675,602   $    559,239
                                                  ----------   ------------
     Total Long-Term Debt                            675,602        559,239
     Less Current Portion                           (675,602)      (559,239)
                                                  ----------   ------------
     Net Long-term Debt                            $       0   $          0
                                                  ==========   ============
The long-term loans payable mature as follows:
     May 31, 2006 and 2005                         $ 675,602   $    559,239
                                                  ==========   ============

NOTE I - Spin Off of Subsidiaries, Consolidated Accumulated Deficit and Dividends Paid.

On June 4, 2004, the Company spun-off eight subsidiaries, see Note A, where-in each stockholder of the Company at the date of spin off received a pro-rata share of common stock of each subsidiary spun off. The Accumulated Deficit of all the subsidiaries that were spun off were reversed from the Company's Consolidated Accumulated (Deficit) figure at May 31, 2005 in the amount of $177,925.

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

NOTE J - RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.

The Accumulated Comprehensive Gain in the amount of $87,382 reflected in the Stockholders' Equity section in the May 31, 2005 balance sheet has been restated and combined with the Retained Deficit. The Comprehensive Gains were eliminated at May 31, 2004. The 2005 Retained Deficit decreased to $7,092,774.





                                    37
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE K - COST OF SALES

Included in the cost of sales are the following:
                                                MAY 31, 2006    MAY 31, 2005
                                               ------------     ------------
Royalty and shipping costs                      $         0     $        70
Depreciation                                            220             220
                                                ------------    ------------
        Total                                   $       220     $       290
                                                ============    ============
Shipping income                                 $         0     $         0
                                                ============    ============

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the twelve months ending May 31, 2006 and 2005.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom website, www.ecomecom.net.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, until he passed away on March 20, 2005, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, past CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at May 31, 2006 is $387,720.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, past CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of May 31, 2006 is $35,000.

                                    38
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE M - RELATED PARTY TRANSACTIONS - (CONTINUED)

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed to Mr. Turner as of May 31, 2006 is $117,790.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 from American Capital Holdings on July 25, 2005.


NOTE N - BUSINESS SEGMENTS

As of May 31, 2006 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $810,000 at May 31, 2006 and by approximately $519,000 at May 31, 2005 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court accept its plan of reorganization and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE P - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      MAY 31, 2006
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
                                                     ==============

                                     39
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE P - INCOME TAXES - (CONTINUED)

Through May 31, 2006, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2006 was approximately
$7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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

                                     40

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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




                                    41


ECOM ECOM.COM, INC.

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




                                     42



ECOM ECOM.COM, INC.
                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

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

Barney A. Richmond, 54, has been President and a Director of the Company since March 2004. He is also President and a Director of American Capital Holdings.
From 1985 to the present,   Mr. Richmond has been an independent advisor and
investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner, 46, who started with the Company in June of 2001 as Chief Financial Officer, Treasurer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with eCom. Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of eCom and American Capital Holdings.

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

                                     43
ECOM ECOM.COM, INC.

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
























                                     44

ECOM ECOM.COM,INC.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information regarding the executive compensation of persons serving as eCom's executive officers during the fiscal years ended 2006, 2005 and 2004.

Summary Compensation Table
                                                    Long Term Compensation
                         Annual Compensation          Awards   Payouts
                                                        Securities
                                        Other    Restr. Underlying      All
                                        Annual   Stock   Options/      Other
Name and Principal                      Compen-  Awards   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation  # Shares # Shrs Payouts sation

Barney A Richmond   2006      0     0      0       -       0      0      0
President           2005      0     0      0       -       0      0      0
                    2004      0     0      0       -       0      0      0

Richard C. Turner   2006      0     0      0       -       0      0      0
 CFO and Treasurer  2005      0     0      0       -       0      0      0
                    2004      0     0      0   1,840,000   0      0      0

David J. Panaia     2005      0     0      0       -       0      0      0
 ex-Chairman, CEO   2004      0     0      0   1,840,000   0      0      0


Peter Tamayo, Jr.   2005      0     0      0       -       0      0      0
 CTO                2004      0     0      0      75,000   0      0      0

Robert C. Wilson    2005      0     0      0       -       0      0      0
 ex-President       2004      0     0      0       -       0      0      0

None of eCom's current executive officers has an employment agreement or stock option arrangement with eCom. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this report, the Company has a total of 200,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 49,955,112 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (b) the directors and officers of eCom, and (c) the directors and officers of eCom as a group.





                                     45
ECOM ECOM.COM,INC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     Estate of
     David J. Panaia (1)           8,187,459          16.39
     Palm Beach Gardens, FL

     Richard C. Turner             4,719,400           9.45
     Palm Beach Gardens, FL

     Barney A. Richmond                    0            -
     Jupiter, FL

     All Officers and              4,719,400           9.45
     Directors as a Group
     2 persons

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

ECOM ECOM.COM,INC.

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

ECOM ECOM.COM,INC.

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

                                     51
ECOM ECOM.COM,INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)


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


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Index to financial statements and financial statement schedules
The audited balance sheets of the Company as of May 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2006 and 2005 appear in sequentially numbered pages F-1 through F-19 - ITEM &. FINANCIAL STATEMENTS.

The page numbers for the financial statement categories are as follows:

Page    Description
F-2 Report of Independent Registered Public Accounting Firm - May 31, 2006 and 2005
F-3     Balance Sheets as of May 31, 2006 and 2005
F-4     Statements of Operations for the Years Ended May 31, 2006 and 2005
F-5     Statement of Shareholders' Deficit for the Years Ended May 31,2006
        and 2005
F-6     Statements of Cash Flows for the Years Ended May 31, 2006 and 2005
26      Notes to Financial Statements

                                     52
ECOM ECOM.COM,INC.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K (CONTINUED)

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

               Form 8-K filed August 22, 2006
                    accession number 0001000459-06-000003 stating:
                    On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

               Form 8-K filed August 25, 2006
                    accession number 0001000459-06-000004 stating:
                    On August 25, 2006 the 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court.


(c)     Exhibits:

3.1     Articles of Incorporation (1)
3.2     By-laws (1)
10.1 Agreement for acquisition of assets of Performance Paintball Products Inc. (1)
10.2    Agreement of acquisition of rights to All American Bowl (2)


                                     53

ECOM ECOM.COM,INC.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K (CONTINUED)

10.3    Personal services agreement with All American Bowl Executive Director
        (2)
10.4    Promissory Note to Stratex Corporation dated August 12, 1997 (3)
10.5 Marketing and Management Agreement between Axis Enterprises, Ltd. and Registrant dated January 10, 1998 (3)
10.6    Agreement for acquisition of assets of Amateur Athletes of America,
        Inc. (3)
10.7    Lease Agreement between Ryco Properties, Inc. and Registrant dated
        May 4, 1998 (3)
10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10   Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999 (5)
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13   First Stock Incentive Plan (5)
10.14 Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15 License Agreement between iTool.com and Registrant dated December 20, 1999 (6)
10.16 Stock Exchange Agreement between the shareholders of Star Dot Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17   Service Agreement between eWebPEO.com, Inc. and Registrant dated
        March 25, 2000 (6)
10.18 Consulting and Compensation Agreement between eWebPEO.com, Inc. and Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21   Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)
10.22 Strategic Marketing and Sales Agreement between BIFS Technologies Corporation and the Registrant dated March 19, 2001 (10)
10.23   Operating Agreement for ZyndeCom, Inc. dated August 20, 2001 (10)
10.24   Board of Directors approves the spin-off of the remaining
        Subsidiaries (11)
10.25   Barney A Richmond appointed President of eCom eCom.com Inc. (12)
10.26 On March 29, 2004, David Panaia prepared and issued a Press Release(13) Announcing the appointment of Barney A. Richmond as President of eCom.
10.27   List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed May 31, 2005. (13)
10.28   Court Orders from Involuntary Bankruptcy Petition of
        eComeCom.com, Inc. (13:exhibit 99.3)
11      Statement of Computation of Earnings per Share
31.1    Certification of Chief Executive Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Chief Financial Officer

                                     54
ECOM ECOM.COM,INC.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K (CONTINUED)

32      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1    Form 8-K filed June 2, 2005 (13)

99.2    Form 8-K filed July 8, 2005 (13)

99.3    Form 8-K filed July 13, 2005 (13)

99.4    Joint Plan of Reorganization of Debtor and American Capital Holdings

99.5 Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.

(1) Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.
(2) Incorporated by reference to Form 10-KSB for the year ended May 31, 1997.
(3) Incorporated by reference to Form 10-KSB for the year ended May 31, 1998.
(4) Incorporated by reference to Form 8-K filed with the Commission on May 26, 1999.
(5) Incorporated by reference to Form 10-KSB for the year ended May 31, 1999.
(6) Incorporated by reference to Form 10-KSB for the year ended May 31, 2000.
(7) Incorporated by reference to Form 8-K filed with the Commission on January 21, 2000.
(8) Incorporated by reference to Form 8-K filed with the Commission on May 31, 2001.
(9) Incorporated by reference to Form 8-K filed with the Commission on June 7, 2001.
(10)Incorporated by reference to Form 10-KSB for the year ended May 31, 2001.
(11)Incorporated by reference to Form 8-K filed with the Commission on March 2, 2004.
(12)Incorporated by reference to Form 8-K filed with the Commission on March 31, 2004.
(13)Incorporated by reference to Form 10-KSB for the year ended May 31, 2005.


                                Exhibit 11


STATEMENT OF COMPUTATION OF EARNINGS PER SHARE AS OF MAY 31, 2006

Calculation of Numerator:     Calculation of Denominator:

   Net loss      (291,121)    Weighted average common shares
   Adjustment           0      issued and outstanding           49,955,112
                 --------     Potentially dilutive securities            0
   Net Loss      (291,121)                                      ----------
                =========     Weighted average shares
                               outstanding                      49,955,112
                                                                ==========

                                     55
ECOM ECOM.COM,INC.


ADDITIONAL INFORMATION

Corporate Headquarters
100 Village Square Crossing, Suite 202
Palm Beach Gardens, Florida 33410
Telephone Number: (561) 207-6395;
Internet Address - http://www.ecomecom.net
E-mail Address - investor@ecomecom.net

Independent Registered Public Accounting Firm
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Transfer Agent
Florida Atlantic Stock Transfer, Inc.
7130 Nob Hill Road
Tamarac, Florida 33321


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $12,950 for the fiscal year ended May 31, 2005, and $19,338 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $2,250 for the fiscal year ended May 31, 2005, and $0 for the fiscal year ended May 31, 2006.


SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 29, 2006  By:   /s/ Barney A. Richmond
                         Barney A. Richmond, Chief Executive Officer

August 29, 2006  By:  /s/  Richard C. Turner
                         Richard C. Turner, Chief Financial Officer


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

Date: August 29, 2006
  /s/ Barney A. Richmond
------------------------
Barney A. Richmond
Chief Executive Officer
Exhibit 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: August 29, 2006
  /s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
ECOM ECOM.COM,INC.

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-K for the year ending May 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner,
Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


      /s/    Barney A. Richmond


      Barney A. Richmond
      Chief Executive Officer

      August 29, 2006


      /s/     Richard C. Turner


      Richard C. Turner
      Chief Financial Officer

      August 29, 2006

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

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.
                                     59