Form 10QSB
period 2006-08-31
ECOM ECOM COM INC
filed 2006-10-20
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2006
                   Commission File Number 33-96638-A

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

As of August 31, 2006 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           August 31, 2006

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets:
              August 31, 2006 and 2005    (Unaudited)                   3

          Statements of Operations:
              Three Months Ended August 31, 2006 and
              2005  (Unaudited)                                         4

          Statements of Shareholders' Deficit:
              Years Ended May 31, 2006 and 2005 and the
              Three Months Ended August 31, 2006   (Unaudited)          5

          Statements of Cash Flows:
              Three Months Ended August 31, 2006 and
              2005  (Unaudited)                                         6

          Notes to Financial Statements                                 8

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    24

ITEM 3    CONTROLS AND PROCEDURES                                      31

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   32

SIGNATURES AND CERTIFICATIONS                                          33

          Exhibit 31.1  Certification required under Section 302 of    34
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    35
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          36








                                      2

eCOM eCOM.COM, INC
BALANCE SHEETS  (Unaudited)
                                             August 31, 2006  August 31, 2005
                        ASSETS               ---------------   --------------
Current Assets
  Cash and cash equivalents                      $       24      $    24,436
  Accounts receivable other                               0                0
  Due from affiliated companies                       1,279            1,279
  Inventories                                             0                0
  Prepaid expenses                                   65,021           73,045
                                                ------------    ------------
    Total Current Assets                             66,324           98,760
                                                ------------    ------------

Property and Equipment, net                              55              275
                                                ------------    ------------
      Total Assets                                $  66,379        $  99,035
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise
  Postpetition trade accounts payable             $   5,870        $  10,200
  Postpetition current liabilities                  140,693          140,471
  Accrued postpetition expenses                      11,200           11,200
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise     157,763          161,871

Liabilities Subject to Compromise
  Prepetition trade accounts payable                105,182          105,024
  Prepetition accrued expenses                       44,000           44,000
  Current portion of long-term debt                 545,982          534,768
  Prepetition interest accrued                       27,809           27,809
                                                ------------    ------------
    Total Liabilities Subject to Compromise         722,973          711,601
                                                ------------    ------------
    Total Current Liabilities                       880,736          873,472
Notes Payable, Net of Current Portion                     -                -
                                                ------------    ------------
  Total Liabilities                                 880,736          873,472
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 and
    49,955,112 shares issued and outstanding          4,995            4,995
  Paid-in capital                                 6,569,537        6,569,537
  Accumulated deficit                            (7,388,889)      (7,436,351)
  Accumulated Comprehensive Gain                          0           87,382
                                                ------------    ------------
    Total Stockholders' Deficit                    (814,357)        (774,437)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $  66,379        $  99,035
                                                ============    ============

See accompanying summary of accounting policies, notes to financial statements.
                                      3

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2006      August 31, 2005
                                        ______________      _______________
Revenues

  Net Sales                            $            0       $           0
  Cost of Sales                                   (55)                (55)
                                        ______________     _______________
      Gross Profit                                (55)                (55)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                    4,939              30,055
                                        ______________     _______________
      Total Operating Expenses                  4,939              30,055
                                        ______________     _______________
Loss from Operations                           (4,994)            (30,110)

Other Income (Expense)
  Interest expense                                  -                (119)
  Comprehensive other Gain/Loss                     -            (225,966)
                                        ______________     _______________
      Net Other Expenses                       (4,994)           (226,085)
                                        ______________     _______________

Net Loss                                $      (4,994)     $     (256,195)
                                        ==============     ===============

Net Loss Per Common Share               $      (.0001)     $       (.0051)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112         49,955,112
                                        ==============     ===============











See accompanying summary of accounting policies, notes to financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2004, THROUGH MAY 31, 2006
(Unaudited)

                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Consolidated Balance at
  May 31, 2004    49,955,112  $4,995  $6,579,537 $(7,053,112)  $(468,580)

Elimination of
 Subsidiaries
 Consolidated Losses at
 Spin Off (see Note I)     -       -     (10,000)    187,925     177,925

Assets Distributed
 as Dividends at
 Spin Off (see Note I)     -       -           -     (96,124)    (96,124)

Net Loss                   -       -           -    (131,463)   (131,463)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2005     49,955,112   4,995   6,569,537  (7,092,774)   (518,242)

Net Loss                   -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)
                  ==========  ======   =========  ===========  ==========

Net Loss                   -       -           -      (4,994)     (4,994)
                  ----------  ------   ---------  -----------  ----------
Balance,
 Aug. 31, 2006    49,955,112  $4,995  $6,569,537 $(7,388,889)  $(814,357)
                 ===========  =======  =========  ===========  ==========











See accompanying summary of accounting policies, notes to financial statements.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)


                                        August 31, 2006    August 31, 2005
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0        $         0
    Cash paid to suppliers and employees       (1,583)           (91,274)
    Interest paid                                   0               (119)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                  (1,583)           (91,393)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0            115,194
    Proceeds of loans from stockholders         1,099                635
    Repayment of loans to stockholders              0                  0
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities         1,099            115,829
                                       _______________     _______________
Net Increase/(Decrease) in Cash                  (484)            24,436

Cash and Cash Equivalents at
 Beginning of Period                              508                  0
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $      24         $   24,436
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0                  0

  Stock issued for repayment of debt                0                  0



See accompanying summary of accounting policies, notes to financial statements eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                        August 31, 2006   August 31, 2005
                                        _______________   _______________

Net Loss                                    $   (4,994)      $  (256,195)
    Add items not requiring outlay of cash:
        Depreciation and amortization               55                55
        Write-off of related party receivable        -           225,966
    Cash was increased by:
        Decrease in prepaid expenses                 6                 0
        Increase in accounts payable             3,350                 0
    Cash was decreased by:
        Increase in prepaid expenses                 -           (58,119)
        Decrease in accounts payable                 -            (3,100)
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities          $   (1,583)      $   (91,393)
                                        ===============   ===============













See accompanying summary of accounting policies, notes to financial statements.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United
                                     8
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting
                                    9
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

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

                                   10
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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


                                   11
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:



                                  12
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor
                                    13
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

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

---  end of May 31, 2005 8-K -

On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:
                                    14

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

On July 25, 2005, a third bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) orders were granted by the court. The first order granted was: the Debtor is authorized to obtain post-petition
                                    15

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE A - HISTORY & NATURE OF OPERATIONS (CONTINUED)

financing in the amount of $100,000.00 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted was:
Debtor-in-Possession's Motion for Authorization to : (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders. Electronic copies of the July 25, 2005 transcripts are available on the eCom eCom.com, Inc. website.

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

Reclassification:

Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentations.
                                    16

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


NOTE D - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations. The Company paid its attorney a retainer of $65,000 for representation as bankruptcy counsel. The remaining $21 is for domain name registrations.




                                    17
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE E - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of August 31, 2006 and 2005:
                                       August 31, 2006       August 31, 2005
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   102,982                102,762
                                           ---------              ---------
     Net Property and Equipment            $      55              $     275
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $      55              $      55
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


                                    18
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

NOTE H - LONG-TERM DEBT

Long-term debt at August 31, 2006 and 2005 consisted of:
                                              August 31, 2006  August 31, 2005
                                                 ------------    ------------

Loans from stockholders and affiliated companies:
The loans are due on demand.                         686,655          675,219
                                                  ----------       ----------
     Total Long-Term Debt                            686,655          675,219
     Less Current Portion                           (686,655)        (675,219)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     August 31, 2006 and 2005                        686,655          675,219
                                                  ----------       ----------
                                                   $ 686,655        $ 675,219
                                                  ==========       ==========

                                    19

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

NOTE K - COST OF SALES

Included in the cost of sales are the following:
                                            August 31, 2006  August 31, 2005
                                               ------------     ------------
Depreciation                                             55              55
                                                ------------    ------------
        Total                                   $        55     $        55
                                                ============    ============
Shipping income                                 $         0     $         0
                                                ============    ============

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the three months ending August 31, 2006 and 2005.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were

                                     20

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE L - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at August 31, 2006 and August 31, 2005 is $395,640 and $395,482.

The Company has received cash advances from Bonnie Crum, daughter of David J. Panaia, CEO of the Company, in varying amounts and at various times subsequent to May 31, 2001. These related party loans were non-interest bearing, non-collateralized and due on demand. The balance owed to Ms. Crum as of August 31, 2006 is $35,000.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed to Mr. Turner as of August 31, 2006 is $117,790.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 on July 25, 2005.

NOTE N - BUSINESS SEGMENTS

As of August 31, 2006 the company no longer had consolidated business segments. The Paintball segment has been distributed to USA Performance Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

                                     21

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE O - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $814,000 at August 31, 2006 and by approximately $775,000 at August 31, 2005 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court accept its plan of reorganization and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE P - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     August 31, 2006
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
                                                     ==============

Through August 31, 2006, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2006 was approximately $7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE Q - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's financial results.
                                     22

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The Company's current yearly amortization of intangible assets is approximately $25. The impact of adopting SFAS Nos. 141 and 142 will not

                                     23

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

cause a material change in the Company's consolidated financial statements as of the date of this report.

Special Note Regarding Forward-Looking Statements:
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the paintball industry and electronic commerce, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended August 31, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc. The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

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


                                    26
ECOM ECOM.COM, INC.

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

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
                                    27
ECOM ECOM.COM, INC.

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

                                    28
ECOM ECOM.COM, INC.

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

During April 2006, the petitioning creditors of eCom eCom.com; Barney A. Richmond, Richard C. Turner, and American Capital Holdings, Inc. retained the law firm of Schiff Hardin LLP of Atlanta GA and Chicago IL. The firm of Schiff Hardin, was retained to assist with United States Securities & Exchange Commission ("SEC") related matters, their legal representation is at no cost to
eCom.   During June 2006 Schiff Hardin prepared a final joint plan of reorganization which has been reviewed by the "SEC".  Personnel at the SEC
Atlanta Regional offices have completed their suggestions to the plan.   Schiff
Harding together with the debtor's attorney Kluger, Peretz, Kalplan, Berlin, are currently finalizing the plan. The joint plan of reorganization will be submitted to the United States Bankruptcy Court as soon as it is finalized.

On May 3, 2006 the United States Trustee entered a 'Motion of U.S. Trustee to Dismiss Case or Convert to a Case Under Chapter 7'. On June 13, 2006 Schiff Hardin sent a letter, at the request of Mr. Gordon Robinson, Esq. of the SEC to Ms. Denyse Heffner of the U.S. Trustee's office to request postponing this June 19, 2006 hearing. A copy of this letter was appended as Exhibit No. 1 on the May 2006 Debtor's Monthly Financial Report filed with the court on June 16, 2006. On June 15, 2006 the United States Trustee's office filed a Motion with the United States Bankruptcy Court which is titled "AGREED UNITED STATES TRUSTEE'S EX PARTE MOTION FOR CONTINUANCE OF HEARING". A copy of this Motion was appended as Exhibit No. 2 on the May 2006 Debtor's Monthly Financial Report filed with the court on June 16, 2006. Petitioning creditor, American Capital Holdings, Inc. has agreed to pay the United States Trustee any incurred fees. On July 7, 2006 the court ordered that the hearing to consider the US Trustee's Motion to Convert or Dismiss Case has been rescheduled for August 28, 2006 at 4:00 p.m.On October

The "Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc." was filed on August 18, 2006 was attached as exhibit 99.4 on the eCom eCom.com May 31, 2006 Form 10-KSB filed on August 29, 2006.

The "Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc." was filed on August 25, 2006 was attached as exhibit 99.5 on the eCom eCom.com May 31, 2006 Form 10-KSB.

On August 31, 2006 the Honorable Judge Steven H. Friedman signed orders:
   1:  Setting hearing to consider approval of Disclosure Statement
   2:  Setting deadline for filing objections to Disclosure Statement
   3:  Directing plan proponents to serve notice

The hearing will be held on October 30, 2006 at 2:00 pm at the United States Bankruptcy Court, Southern District of Florida, West Palm Beach Division.
                                    29
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

Also on October 30, 2006, there will be a hearing to consider the Motion to Convert this Chapter 11 Case to Chapter 7, and the Motion to Dismiss Case Filed by the U.S. Trustee.

On August 22, 2006 eCom filed a Form 8-K with the SEC (Accession Number 0001000459-06-000003) stating that the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

On August 25, 2006 eCom filed a Form 8-K with the SEC (Accession Number 0001000459-06-000004) stating that the 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

Comparison of Results of Operations - Three Months Ended August 31, 2006 vs. Three Months Ended August 31, 2005.

Revenue for the three months ended August 31, 2006 and 2005 was $0.

Depreciation expense, recorded in cost of sales was $55 for the three months ended August 31, 2006 and 2005.

Total operating expenses for the three months ended August 31, 2006 was $4,939 compared to $30,055 for the three months ended August 31, 2005.

The operations for the three months ended August 31, 2006 resulted in a net loss of $4,994 versus a net loss of $30,110 recorded in the three months ended August 31, 2005.

The comprehensive loss incurred during the three months ended August 31, 2005 of $225,966 was due to the write-down of debt due from USA Performance Products. Management has determined that the debt is no longer collectable.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of August 31, 2006 totals approximately $7,000,000.
These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of August 31, 2006.

Liquidity and Capital Resources

As of August 31, 2006, current assets totaled $66,324 compared to $98,760 at August 31, 2005. Prepaid Expenses decreased from $73,045 at August 31, 2005 to $65,021 at August 31, 2006. Cash decreased from $24,436 at August 31, 2005 to $24 at August 31, 2006.
                                    30
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Net cash used in operating activities was $1,583 and $91,393 for the three months ended August 31, 2006 and 2005 respectively.

Financing activities provided net cash of $115,829 during the three month period ending August 31, 2005 due to financing received from American Capital Holdings as debtor in possession financing.

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. A control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
                                    31

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


ITEM 2. Changes in Securities.
        None

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Other Events.

        None







                                    32




ECOM ECOM.COM, INC.



ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    34

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    35

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        36

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

October 20, 2006                   By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

October 20, 2006                   By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer







                                     33

Exhibit 31.1

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:
(1) I have reviewed this quarterly report on Form 10-Q of eCom eCom.com Inc.;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 20, 2006

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Chief Executive Officer
                                     34

Exhibit 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:
(1) I have reviewed this quarterly report on Form 10-Q of eCom eCom.com Inc.;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 20, 2006

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                     35

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner,
Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      October 20, 2006


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      October 20, 2006




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