Form 10QSB
period 2006-11-30
ECOM ECOM COM INC
filed 2007-01-16
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2006
                   Commission File Number 33-96638-A

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

As of November 30, 2006 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           November 30, 2006

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheets:
              November 30, 2006 and 2005  (Unaudited)                   4

          Statements of Operations:
              Six Months Ended November 30, 2006 and
              2005  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended November 30, 2006 and
              2005  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2005 through November 30, 2006 (Unaudited)   7

          Statements of Cash Flows:
              Three Months Ended November 30, 2006 and
              2005  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    19

ITEM 3    CONTROLS AND PROCEDURES                                      26

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   27

SIGNATURES AND CERTIFICATIONS                                          28

          Exhibit 31.1  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    30
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          31



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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of November 30, 2006 and 2005, and the related statements of operations, for the six month periods ended November 30, 2006 and 2005, the statement of stockholders' deficit from May 31, 2005 through November 30, 2006, and the statement of cash flows for the six month periods ended November 30, 2006 and 2005. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $818,964 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Wieseneck, Andres & Company, P.A.

North Palm Beach, FL
January 16, 2007






                                      3
eCOM eCOM.COM, INC
BALANCE SHEETS  (Unaudited)
                                               Nov. 30, 2006    Nov. 30, 2005
                        ASSETS               ---------------   --------------
Current Assets
  Cash and cash equivalents                      $    1,990      $     6,838
  Due from affiliated companies                         823            1,280
  Prepaid expenses                                   65,016           68,039
                                                ------------    ------------
    Total Current Assets                             67,829           76,157
                                                ------------    ------------

Property and Equipment, net                               -              220
                                                ------------    ------------
      Total Assets                                $  67,829        $  76,377
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise
  Postpetition trade accounts payable             $   5,870        $       0
  Postpetition current liabilities                  146,193          140,614
  Accrued postpetition expenses                      11,200           11,200
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise     163,263          151,814

Liabilities Subject to Compromise
  Prepetition trade accounts payable                105,738          104,444
  Prepetition accrued expenses                       44,000           44,000
  Current portion of long-term debt                 545,983          534,754
  Prepetition interest accrued                       27,809           27,829
                                                ------------    ------------
    Total Liabilities Subject to Compromise         723,530          711,027
                                                ------------    ------------
    Total Current Liabilities                       886,793          862,841
Notes Payable, Net of Current Portion                     -                -
                                                ------------    ------------
  Total Liabilities                                 886,793          862,841
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 and
    49,955,112 shares issued and outstanding          4,995            4,995
  Paid-in capital                                 6,569,537        6,569,537
  Accumulated deficit                            (7,393,496)      (7,360,996)
                                                ------------    ------------
    Total Stockholders' Deficit                    (818,964)        (786,464)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity    $  67,829        $  76,377
                                                ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4


ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Six Months Ended
                                         Nov. 30, 2006      Nov. 30, 2005
                                        ______________      _______________
Revenues

  Net Sales                             $           -      $            -
  Cost of Sales                                  (110)               (110)
                                        ______________     _______________
      Gross Profit                               (110)                110
                                        ______________     _______________
Other Operating Expenses
  General and administrative                    9,481              42,027
  Interest expense                                 10                 119
                                        ______________     _______________
      Total Operating Expenses                  9,491              42,146
                                        ______________     _______________
Loss from Operations                           (9,601)            (42,256)

Other Income (Expense)
  Write off of Related Party
       Notes Receivable                             -            (225,966)
                                        ______________     _______________
      Total Other Expenses                         (-)           (225,966)
                                        ______________     _______________
       Net Loss                         $      (9,601)     $     (268,222)
                                        ==============     ===============
Net Loss Per Common Share               $       (.000)              (.005)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112          49,955,112
                                        ==============     ===============













Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                         Nov. 30, 2006      Nov. 30, 2005
                                        ______________      _______________
Revenues

  Net Sales                            $            0       $           0
  Cost of Sales                                   (55)                (55)
                                        ______________     _______________
      Gross Profit                                (55)                (55)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                    4,542              11,972
  Interest expense                                 10                   -
                                        ______________     _______________
      Total Operating Expenses                  4,552              11,972
                                        ______________     _______________
Loss from Operations                           (4,607)            (12,027)

                                        ______________     _______________

Net Loss                                $      (4,607)     $      (12,027)
                                        ==============     ===============

Net Loss Per Common Share               $      (.0001)     $       (.0002)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112         49,955,112
                                        ==============     ===============















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2005 THROUGH NOVEMBER 30, 2006
(Unaudited)

                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Balance,
 May 31, 2005     49,955,112  $4,995  $6,569,537 $(7,092,774) $ (518,242)

Net Loss 12 months         -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)

Net Loss 6 months          -       -           -      (9,601)     (9,601)
                  ----------  ------   ---------  -----------  ----------
Balance,
 Nov. 30, 2006    49,955,112  $4,995  $6,569,537 $(7,393,496) $ (818,964)
                 ===========  =======  =========  ===========  ==========

























Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)


                                     November 30, 2006   November 30, 2005
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $        457        $         0
    Cash paid to suppliers and employees       (5,574)          (109,020)
    Interest paid                                   0               (119)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                  (5,117)          (109,139)
                                       _______________     _______________

Cash Flows From Investing Activities               (0)                (0)
                                       _______________     _______________

Cash Flows From Financing Activities
    Proceeds of loans from stockholders         6,599            115,977
                                       _______________     _______________

Net Increase/(Decrease) in Cash                 1,482              6,838

Cash and Cash Equivalents at
 Beginning of Period                              508                  0
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $   1,990         $    6,838
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

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                         Nov. 30, 2006     Nov. 30, 2005
                                        _______________   _______________

Net Loss                                    $   (9,601)      $  (268,222)
    Add items not requiring outlay of cash:
        Depreciation                               110               110
        Write-off of related party receivable        -           225,966
    Cash was increased by:
        Decrease in accounts receivable            457
        Decrease in prepaid expenses                11                 0
        Increase in accounts payable             3,906                 0
    Cash was decreased by:
        Increase in prepaid expenses                 -           (53,113)
        Decrease in accounts payable                 -           (13,880)
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities          $   (5,117)      $  (109,139)
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

A detailed history is available on eCom eCom.com's 10K-SB filing at May 31, 2006.

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

On August 25, 2006 the accompanying 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court.

On December 28, 2006 the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' and First Amended Disclosure Statement for First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' were filed with the Unites States Bankruptcy Court, Southern District of Florida, West Palm Beach Division, see exhibits 99.1 and 99.2.

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,093,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's confirmation by the Bankruptcy Court.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

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


NOTE C - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for rent, subscriptions and domain name registrations. The Company paid its attorney a retainer of $65,000 for representation as bankruptcy counsel. The remaining $16 is for domain name registrations.

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of Nov. 30, 2006 and 2005:
                                     November 30, 2006      November 30, 2005
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   103,037                102,817
                                           ---------              ---------
     Net Property and Equipment            $       -              $     220
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $     110              $     110
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


NOTE E - OTHER ASSETS

There are no remaining other assets, other assets consisted primarily of security deposits on the lease of office facilities and utility deposits.

NOTE F - LONG-TERM DEBT

Long-term debt at November 30, 2006 and 2005 consisted of:
                                            November 30, 2006 November 30, 2005
                                                 ------------    ------------
Loans from stockholders and affiliated companies:
The loans are due on demand.                       $ 692,176        $ 675,378
                                                  ----------       ----------
     Total Long-Term Debt                            692,176          675,378
     Less Current Portion                           (692,176)        (675,378)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     November 30, 2006 and 2005                      692,176          675,378
                                                  ----------       ----------
                                                   $ 692,176        $ 675,378
                                                  ==========       ==========
                                    13

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE G - RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.

The Accumulated Comprehensive Gain in the amount of $87,382 reflected in the Stockholders' Equity section in the May 31, 2005 balance sheet was restated and combined with the Retained Deficit. The Comprehensive Gains were eliminated at May 31, 2005. The 2005 Retained Deficit decreased to $7,092,774.


NOTE H - COST OF SALES

Included in the cost of sales are the following:
                                          November 30, 2006 November 30, 2005
                                            --------------     --------------
Depreciation                                          110                110
                                            --------------     --------------
        Total                                 $       110       $        110
                                            ==============     ==============
Shipping income                               $         0       $          0
                                            ==============     ==============


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the six months ending November 30, 2006 and 2005.

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


NOTE J - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, until he passed away on March 20, 2005, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-collateralized and due on demand.

                                    14

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS - (CONTINUED)

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him.
The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at November 30, 2006 and November 30, 2005 is $395,640 and $395,640.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed to Mr. Turner as of November 30, 2006 is $117,790.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 on July 25, 2005. During the quarter ending November 30, 2006, American Capital Holdings advanced an additional $5,500.

NOTE K - BUSINESS SEGMENTS

As of November 30, 2006 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE L - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $819,000 at November 30, 2006 and by approximately $787,000 at November 30, 2005 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court accept its plan of reorganization and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE M - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                    15

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE M - INCOME TAXES - (CONTINUED)
                                                   November 30, 2006
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
                                                     ==============

Through November 30, 2006, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2006 was approximately $7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE N - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's financial results.


NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer.

Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.
                                    16

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, is an amendment of FASB Statements No. 66 and 67.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.
This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, was issued in February 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

                                    17

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are not expected to adequately compensate the servicer for performing the servicing, each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

SFAS No's. 150, 151, 152, 153, 154, 155 and 156 were adopted by the company and did not have a material effect on the Company's financial position or results of operations.



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


                                    18
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six-month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past

                                  19
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED) restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers. The individual companies are listed below:

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory
                                    20
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial
                                    21
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well. Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

On December 28, 2006 the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' and First Amended Disclosure Statement for First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' were filed with the Unites States Bankruptcy Court, Southern District of Florida, West Palm Beach Division. These two documents are attached to this filing as exhibits 99.1 and 99.2.

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,093,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's confirmation by the Bankruptcy Court.








                                    24
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Comparison of Results of Operations - Six Months Ended November 30, 2006 vs. Six Months Ended November 30, 2005.

Revenue for the six months ended November 30, 2006 and 2005 was $0.

Depreciation expense, recorded in cost of sales was $110 for the six months ended November 30, 2006 and 2005.

Total operating expenses for the six months ended November 30, 2006 was $9,491 compared to $42,146 for the six months ended November 30, 2005.

The operations for the six months ended November 30, 2006 resulted in a net loss of $9,601 versus a net loss of $42,256 recorded in the six months ended November 30, 2005.

The comprehensive loss incurred during the six months ended November 30, 2005 of $225,966 was due to the write-down of debt due from USA Performance Products. Management has determined that the debt is no longer collectable.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of November 30, 2006 totals approximately $7,000,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of November 30, 2006.

Liquidity and Capital Resources

As of November 30, 2006, current assets totaled $67,829 compared to $76,157 at November 30, 2005. Prepaid Expenses decreased from $68,039 at November 30, 2005 to $65,021 at November 30, 2006. Cash decreased from $6,838 at November 30, 2005 to $1,990 at November 30, 2006.

Net cash used in operating activities was $5,117 and $109,139 for the six months ended November 30, 2006 and 2005 respectively.

Financing activities provided net cash of $115,829 during the prior year six year period due to financing received from American Capital Holdings as debtor in possession financing.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.

                                    25
ECOM ECOM.COM, INC.

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






                                    26
PART II. OTHER INFORMATION


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

    Exhibit 99.1 First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. with exhibits.

    Exhibit 99.2 First Amended Disclosure Statement for First Amended Joint Plan of Reorganization of Debtor and
                  American Capital Holdings, Inc. with exhibits.


                                    27

ECOM ECOM.COM, INC.

(b) Reports on Form 8-K:

    Form 8-K filed November 30, 2006
           accession number 0001000459-06-000009 stating:
           A former subsidiary of eCom eCom.com, Inc. formerly known as Pro Card Corporation, now renamed Green Energy Group, Inc. issued a Form 8K with the Securities and Exchange Commission on November 30, 2006. Green Energy's 8K announced that on November 22, 2006, Green Energy Group, Inc. has entered into a Purchase Agreement with Tri-States Petroleum Products, LLC.

           Green Energy's web site can be viewed at www.thegreenenergygroup.com. eCom's web site can be viewed at www.ecomecom.net. For additional information please contact Jeff Berkowitz, Investor Relations, at 561-348-0524.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

January 16, 2007                    By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

January 16, 2007                    By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer




















                                     28

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

Date: January 16, 2007

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Chief Executive Officer
                                    29

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

Date: January 16, 2007

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                    30

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

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      January 16, 2007


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      January 16, 2007




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

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.
                                   31