Form 10QSB
period 2007-02-28
ECOM ECOM COM INC
filed 2007-04-16
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2007
                    Commission File Number 33-96638-A

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

                            1016 Clemmons Street, Suite 302
                               Jupiter,  Florida 33477
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (561) 880-0004
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ]

As of February 28, 2007 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB           February 28, 2007

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheets:
              February 28, 2007 and May 31, 2006 (Unaudited)            4

          Statements of Operations:
              Nine Months Ended February 28, 2007 and
              2006  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended February 28, 2007 and
              2006  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2005 through February 28, 2007 (Unaudited)   7

          Statements of Cash Flows:
              Nine Months Ended February 28, 2007 and
              2006  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    19

ITEM 3    CONTROLS AND PROCEDURES                                      26

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   27

SIGNATURES AND CERTIFICATIONS                                          28

          Exhibit 31.1  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    30
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          31






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

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of February 28, 2007 and May 31, 2006, and the related statements of operations, for the nine month periods ended February 28, 2007 and 2006, the statement of stockholders' deficit from May 31, 2005 through February 28, 2007, and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $968,556 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Wieseneck, Andres & Company, P.A.

North Palm Beach, FL
April 14, 2007








                                      3
eCOM eCOM.COM, INC
BALANCE SHEETS  (Unaudited)
                                               Feb. 28, 2007    May 31, 2006
                        ASSETS               ---------------   --------------
Current Assets
  Cash and cash equivalents                      $   45,610      $      508
  Due from affiliated companies                       9,823           1,280
  Prepaid expenses                                       10          65,027
                                                ------------    ------------
    Total Current Assets                             55,443          66,815
                                                ------------    ------------

Property and Equipment, net                               -             109
                                                ------------    ------------
      Total Assets                               $   55,443      $   66,924
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise
  Postpetition trade accounts payable            $   36,396      $    3,405
  Postpetition current liabilities                  252,853         140,693
  Accrued postpetition expenses                      11,220          11,220
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise     300,469         155,318

Liabilities Subject to Compromise
  Prepetition trade accounts payable                105,738         114,251
  Prepetition accrued expenses                       44,000          44,000
  Current portion of long-term debt                 545,983         534,909
  Prepetition interest accrued                       27,809          27,809
                                                ------------    ------------
    Total Liabilities Subject to Compromise         723,530         720,969
                                                ------------    ------------
    Total Current Liabilities                     1,023,999         876,287
Notes Payable, Net of Current Portion                     -               -
                                                ------------    ------------
  Total Liabilities                               1,023,999         876,287
                                                ------------    ------------
Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 49,955,112 and
    49,955,112 shares issued and outstanding          4,995           4,995
  Paid-in capital                                 6,569,537       6,569,537
  Accumulated deficit                            (7,543,088)     (7,383,895)
                                                ------------    ------------
    Total Stockholders' Deficit                    (968,556)       (809,363)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity   $   55,443      $   66,924
                                                ============    ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Nine Months Ended
                                         Feb. 28, 2007      Feb. 28, 2006
                                        ______________      _______________
Revenues

  Net Sales                             $           -      $            -
  Cost of Sales                                  (110)               (165)
                                        ______________     _______________
      Gross Profit                               (110)               (165)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                  159,073              46,813
  Interest expense                                 10                 119
                                        ______________     _______________
      Total Operating Expenses                159,083              46,932
                                        ______________     _______________
Loss from Operations                         (159,193)            (47,097)

Other Income (Expense)
  Write off of Related Party
       Notes Receivable                             -            (225,966)
                                        ______________     _______________
      Total Other Expenses                         (-)           (225,966)
                                        ______________     _______________
       Net Loss                         $    (159,193)     $     (273,063)
                                        ==============     ===============
Net Loss Per Common Share               $       (.003)              (.005)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112          49,955,112
                                        ==============     ===============













Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                         Feb. 28, 2007      Feb. 28, 2006
                                        ______________      _______________
Revenues

  Net Sales                            $            0       $           0
  Cost of Sales                                     0                 (55)
                                        ______________     _______________
      Gross Profit                                  0                 (55)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                  149,592               4,786
  Interest expense                                  -                   -
                                        ______________     _______________
      Total Operating Expenses                149,592               4,786
                                        ______________     _______________
Loss from Operations                         (149,592)             (4,841)

                                        ______________     _______________

Net Loss                                $    (149,592)     $       (4,841)
                                        ==============     ===============

Net Loss Per Common Share               $       (.003)     $       (.0001)
                                        ==============     ===============

Weighted Average Shares Outstanding         49,955,112         49,955,112
                                        ==============     ===============















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2005 THROUGH FEBRUARY 28, 2007
(Unaudited)

                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Balance,
 May 31, 2005     49,955,112  $4,995  $6,569,537 $(7,092,774) $ (518,242)

Net Loss 12 months         -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)

Net Loss 9 months          -       -           -    (159,193)   (159,193)
                  ----------  ------   ---------  -----------  ----------
Balance,
 Feb. 28, 2007    49,955,112  $4,995  $6,569,537 $(7,543,088) $ (968,556)
                 ===========  =======  =========  ===========  ==========

























Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Unaudited)


                                     February 28, 2007   February 28, 2006
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $        457        $         0
    Cash paid to suppliers and employees       (5,574)          (111,101)
    Interest paid                                   0               (119)
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                  (5,117)          (111,220)
                                       _______________     _______________

Cash Flows From Investing Activities               (0)                (0)
                                       _______________     _______________

Cash Flows From Financing Activities
    Proceeds of loans from stockholders         6,599            116,039
                                       _______________     _______________

Net Increase/(Decrease) in Cash                45,102              4,819

Cash and Cash Equivalents at
 Beginning of Period                              508                  0
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $  45,610         $    4,819
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

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                         Feb. 28, 2007     Feb. 28, 2006
                                        _______________   _______________

Net Loss                                    $ (159,193)      $  (273,063)
    Add items not requiring outlay of cash:
        Depreciation                               110               165
        Write-off of related party receivable        -           225,966
    Cash was increased by:
        Decrease in accounts receivable            457                 -
        Decrease in prepaid expenses            65,016                 -
        Increase in accounts payable            34,433                 -
    Cash was decreased by:
        Increase in prepaid expenses                 -           (50,107)
        Decrease in accounts payable                 -           (14,181)
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities          $   (5,117)      $  (111,220)
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

On December 28, 2006 the 'First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' and 'First Amended Disclosure Statement for First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' were filed with the Unites States Bankruptcy Court, Southern District of Florida, West Palm Beach Division, see exhibits 99.1 and 99.2.

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,093,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's final hearing by the Bankruptcy Court. Prior to the distribution of the eCom shares, American Capital Holdings is going to verify that it is not deemed an underwriter by the SEC. If American Capital Holdings is deemed to be an underwriter of securities, additional registrations may be required which could delay the stock distribution.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.1. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.2. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Wednesday May 9, 2007 at 1:30 pm at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company does not have any off-balance sheet arrangements.

Employees.  The Company has no employees.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted contingent assets and liabilities at the date of the financial statements and

                                    11
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


                                    12
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of Feb. 28, 2007 and May 31, 2006:
                                     February 28, 2007         May 31, 2006
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   103,037                102,928
                                           ---------              ---------
     Net Property and Equipment            $       -              $     109
                                           =========              =========
Depreciation expense included in the cost
  of sales for the years ended are:        $     110              $     220
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

NOTE F - LONG-TERM DEBT

Long-term debt at February 28, 2007 and May 31, 2006 consisted of:
                                            February 28, 2007    May 31, 2006
                                                 ------------    ------------
Loans from stockholders and affiliated companies:
The loans are due on demand.                       $ 798,836        $ 675,602
                                                  ----------       ----------
     Total Long-Term Debt                            798,836          675,602
     Less Current Portion                           (798,836)        (675,602)
                                                  ----------       ----------
     Net Long-term Debt                            $       0        $       0
                                                  ==========       ==========
The long-term loans payable mature as follows:
     February 28, 2007 and May 31, 2006              798,836          675,602
                                                  ----------       ----------
                                                   $ 798,836        $ 675,602
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


NOTE H - COST OF SALES

Included in the cost of sales are the following:
                                          February 28, 2007      May 31, 2006
                                            --------------     --------------
Depreciation                                          110                220
                                            --------------     --------------
        Total                                 $       110       $        220
                                            ==============     ==============
Shipping income                               $         0       $          0
                                            ==============     ==============


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the Nine Months ending February 28, 2007 and 2005.

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



                                    14
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS - (CONTINUED)

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him.
The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The balance owed to Mr. Panaia and his estate at February 28, 2007 and February 28, 2006 is $395,640 and $395,640.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed to Mr. Turner as of February 28, 2007 is $117,790.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 on July 25, 2005. During the quarter ending February 28, 2007, American Capital Holdings advanced an additional $5,500.

NOTE K - BUSINESS SEGMENTS

As of February 28, 2007 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE L - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $968,000 at February 28, 2007 and by approximately $791,000 at February 28, 2006 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court accept its plan of reorganization and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

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



                                    15
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE M - INCOME TAXES - (CONTINUED)
                                                   February 28, 2007
                                                     --------------
         Loss carry forward for tax purposes          $  7,100,000
                                                     ==============
         Deferred tax asset (34%)                        2,414,000
         Valuation allowance                            (2,414,000)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through February 28, 2007, the Company had a federal income tax net operating loss carry forward of approximately $7,100,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2007 was approximately $7,100,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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





                                    18
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six-month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On July 7, 2006 the court ordered that the hearing to consider the US Trustee's Motion to Convert or Dismiss Case has been rescheduled for August 28, 2006 at 4:00 p.m.
                                    23
ECOM ECOM.COM, INC.

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

On December 28, 2006 the 'First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' and 'First Amended Disclosure Statement for First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' were filed with the Unites States Bankruptcy Court, Southern District of Florida, West Palm Beach Division. These two documents were attached to the eCom November 30, 2006 Form 10QSB, SEC accession number 001000459-07-000001, as exhibits 99.1. and 99.2.

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,093,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's final hearing by the Bankruptcy Court. Prior to the distribution of the eCom shares, American Capital Holdings is going to verify that it is not deemed an underwriter by the SEC. If American Capital Holdings is deemed to be an underwriter of securities, additional registrations may be required which could delay the stock distribution.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.1. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.2. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Wednesday May 9, 2007 at 1:30 pm at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

                                    24
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Comparison of Results of Operations - Nine Months Ended February 28, 2007 vs. Nine Months Ended February 28, 2006.

Revenue for the Nine Months ended February 28, 2007 and 2005 was $0.

Depreciation expense, recorded in cost of sales was $110 for the nine months ended February 28, 2007 and $165 for the nine months ended February 28 2006.

Total operating expenses for the nine months ended February 28, 2007 was 159,193 compared to $47,097 for the nine months ended February 28, 2006 due to the increas in attorney fees as a result of the bankruptcy reorganization.

The operations for the nine Months ended February 28, 2007 resulted in a net loss of $159,193 versus a net loss of $273,0636 recorded in the nine months ended February 28, 2006. The net loss during the nine months ended February 28, 2006 included a $225,966 write-down of debt due from USA Performance Products. Management has determined that the debt is no longer collectable.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of February 28, 2007 totals approximately $7,100,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of February 28, 2007.

Liquidity and Capital Resources

As of February 28, 2007, current assets totaled $55,443 compared to $66,815 at May 31, 2006. Prepaid Expenses decreased from $65,027 at May 31, 2006 to $10 at February 28, 2007 due to the realization of attorney fees during the nine months ending February 28, 2007. Cash increased from $508 at May 31, 2006 to $45,610 at February 28, 2007.

Net cash used in operating activities was $59,177 and $111,220 for the nine months ended February 28, 2007 and 2006 respectively.

Financing activities provided net cash of $116,039 during the prior year nine month period due to financing received from American Capital Holdings as debtor in possession financing. Financing activities provided $104,279 during the current year nine month period due to the addition of funds deposited to the eCom eCom escrow account.

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

    Exhibit 99.1 Transcript of the March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc.

    Exhibit 99.2 Order dated March 23, 2007 Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified







                                    27
ECOM ECOM.COM, INC.


 (b) Reports on Form 8-K:

    Form 8-K filed March 29, 2007
           accession number 0001000459-07-000004 stating:
           On March 12, 2007, an Order confirming eCom eCom.com's ("eCom") Disclosure Statement and Reorganization Plan in the United States Florida Southern District Bankruptcy Court in re: Case No. 04-35435 was entered by the Honorable Judge Steven H. Friedman. The
           March 12, 2007 Court Transcript was filed with the Clerk of Florida Southern District Bankruptcy Court on March 27, 2007.


    Form 8-K filed March 30, 2007
           accession number 0001000459-07-000006 stating:
           On March 23, 2007 an Order Confirming First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. was issued by the Honorable Judge Steven H. Friedman of the United States Florida Southern District Bankruptcy Court re: Case No. 04-35435. A copy of this March 23, 2007 order can be viewed at www.ecomecom.net under the "Bankruptcy News Information" link.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

April 14, 2007                    By:  /s/  Barney A. Richmond
                                      Barney A. Richmond,
                                      Chief Executive Officer

April 14, 2007                    By:  /s/  Richard C. Turner
                                      Richard C. Turner,
                                      Chief Financial Officer















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

Date: April 14, 2007

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

Date: April 14, 2007

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


                                    30
Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2007, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      April 14, 2007


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      April 14, 2007




[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com Inc.
and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-QSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, Inc., 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.


                                      31