Form 10KSB
period 2007-05-31
ECOM ECOM COM INC
filed 2007-08-29
CIK 1000459

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION


                           Washington, DC 20549

                                Form 10-KSB
 (Mark One)
     [X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended May 31, 2007

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                For the transition period from__________to__________


                    Commission File Number 000-23617

                            eCom eCom.com, Inc.
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Florida                                       65-0538051
-------------------------------------       ----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                       1016 Clemmons St., Suite 302
                          Jupiter, Florida 33477
                 ----------------------------------------
                 (Address of principal executive offices)

               (Issuer's telephone number)   (561) 745-6789


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.    Yes [X] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       Yes [ ] No [X]

State issuer's revenue for its most recent fiscal year. [ $ 0 ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)       [ $ 311,666 ]

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court    Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007, the issuer had 89,707,821 shares of common stock, $.0001 Par Value, outstanding.]

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              TABLE OF CONTENTS                         Page
                                    PART I
Item 1.  Description of Business                                          3
Item 2.  Description of Properties                                        5
Item 3.  Legal Proceedings                                                5
Item 4.  Submission of Matters to a Vote of Security Holders              6
                                   PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                              6
Item 6.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                        7
Item 7.  Financial Statements                                           F-3
Item 8.  Disagreements on Accounting and Financial Disclosures           26
Item 8A  Controls and Procedures                                         26
                                   PART III
Item 9.  Directors and Executive Officers of the Registrant              27
Item 10. Executive Compensation                                          29
Item 11. Security Ownership of Certain Beneficial Owners and Management  30
Item 12. Certain Relationships and Related Transactions                  30
Item 13. Exhibits, Financial Statements and Reports on Form 8-K          31
         Additional Information
Item 14. Principal Accountant Fees & Services                            35
Signatures                                                               35
Certification                                                            36
    Exhibit 31.1  Certification required under Section 302 of            36
                   The Sarbanes-Oxley Act of 2002 by the CEO
    Exhibit 31.2  Certification required under Section 302 of            37
                   The Sarbanes-Oxley Act of 2002 by the CFO
    Exhibit 32    Certification of CEO and CFO Pursuant to               38
                   Section 906 of the Sarbanes-Oxley Act

* This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.
ECOM ECOM.COM, INC.

Special Note Regarding Forward-Looking Statements:
This Form 10-KSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words "intend", "expect", "anticipate", "estimate", or continue", and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 6 of Part II of this Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report.

                                   PART I
ITEM 1. DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Florida on June 14, 1994.
eCom.Com, Inc. ("eCom") is referred to as "the Company", "it" or "eCom". On March 8, 2007 the Company moved its main office to 1016 Clemmons St., Suite 302, Jupiter, FL 33477-3305, and the telephone number changed to (561) 745-6789.

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

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.
                                     3
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

A detailed history is available on eCom eCom.com's 10KSB filing of May 31, 2006, SEC accession number 0001000459-06-000005.

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

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,093,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's final hearing by the Bankruptcy Court. A status conference is scheduled for September 10, 2007. Prior to the distribution of the eCom shares, American Capital Holdings is going to verify that it is not deemed an underwriter by the SEC. If American Capital Holdings is deemed to be an underwriter of securities, additional registrations may be required which could delay the stock distribution.

A transcript of the March 12, 2007 confirmation hearing is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.1, SEC accession number 0001000459-07-000007. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached to the 10QSB filing of February 28,

                                      4
ECOM ECOM.COM, INC.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

2007 as Exhibit 99.2, SEC accession number 0001000459-07-000007. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy news information link. Two post confirmation status conferences were held on May 14, 2007 and June 12, 2007 to consider the fee applications of the attorney fees of Kluger, Peretz, Kaplan & Berlin, PL and the outside auditor fees of Wieseneck, Andres & Co. A motion for entry of final decree and order closing case has been set for September 10, 2007 at 2:30 pm at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company does not have any off-balance sheet arrangements.

Employees.  The Company has no employees.


ITEM 2. DESCRIPTION OF PROPERTIES

The company does not own any real property. On March 8, 2007 the company moved from 100 Village Square Crossings, Inc. Suite 202, Palm Beach Gardens, FL to 1016 Clemmons St. Suite 302, Jupiter, FL 33477. The Jupiter property consists of approximately 1,277 square feet of office space. The company shares the office with United States Financial Group, Inc.(USFG). USFG incurred the cost and full responsibility of the leases. The Palm Beach Gardens lease was for a term of one year, expired on March 15, 2007 at a rental of $2,567 per month including sales tax covering 784 square feet of office space. On March 15, 2007 a new lease was signed by USFG for a term of two years at a rental of $2,213 per month.


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


                                     5

ECOM ECOM.COM, INC.

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

                               PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter - Pink Sheets under the symbol "ECEC". The CUSIP number is 27889U-10-2. Equitrade Securities Corporation of Lake Forest, California was the lead market maker for the stock. However, Equitrade closed its doors during 2005.The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended May 31, 2007:
            Quarter Ended      High         Low
               5/2007         $0.012       $0.007
               2/2007          0.015        0.009
              11/2006          0.027        0.014
               8/2006          0.031        0.012
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

                                     6
ECOM ECOM.COM, INC.

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

                                     7
ECOM ECOM.COM, INC.

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

A detailed history is available on eCom eCom.com's 10KSB filing of May 31, 2006, SEC accession number 0001000459-06-000005.

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

A transcript of the March 12, 2007 confirmation hearing is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.1, SEC accession number 0001000459-07-000007. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.2, SEC accession number 0001000459-07-000007. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy news information link. Two post confirmation status conferences were held on May 14, 2007 and June 12, 2007 to consider the fee applications of the attorney fees of

                                     8
ECOM ECOM.COM, INC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

Kluger, Peretz, Kaplan & Berlin, PL and the outside auditor fees of Wieseneck, Andres & Co. A motion for entry of final decree and order closing case has been set for September 10, 2007 at 2:30 pm at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

Comparison of Results of Operations - Years Ending May 31, 2007 and 2006.

Revenue for the year ended May 31, 2006 and 2007 $0.

Cost of sales decreased from $220 to $110 in the current year. Because of the decrease in depreciation expense due to the aging of the fixed assets. Total operating expenses for the year ended May 31, 2007 was $185,892 compared to $54,953 for the year ended May 31, 2006. The increase in costs was due to a $119,812 increase in legal fees for the bankruptcy proceedings and a $11,254 increase in postage as notices were delivered to creditors and shareholders of the Company.

The operations for the year ended May 31, 2007 resulted in a net loss of $186,001 versus a net loss of $55,173 recorded in the year ended May 31, 2006.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of May 31, 2007 totals approximately $7,000,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2026. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2007, current assets totaled $9,230 compared to $66,815 at the prior year-end. Prepaid assets decreased to $595 from $65,027 as the retainer paid to Kluger, Peretz as attorneys was approved by the court. Notes Receivable related party increased from $1,280 on May 31, 2006 to $8,544.

Accounts Payable decreased from $107,450 to $18,398 from May 31, 2006 to May 31, 2007, the result of the bankruptcy plan confirming certain debts not submitting claims against the company. Current liabilities decreased from $876,287 at the end of the prior fiscal year to $147,824 at the end of the current year as a result of issuing shares for all claims against the estate as of November 24, 2004. One remaining debt still outstanding are the funds advanced to the bankruptcy escrow account of $129,000 on December 13, 2006.

Net cash used in operating activities was $108,972 and $116,704 for the years ended May 31, 2007 and 2006 respectively.

Financing activities provided $155,242 in cash during the current fiscal year compared to $117,212 during the prior fiscal year consisting primarily of loans from stockholders and related companies.

                                    9
ECOM ECOM.COM, INC.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.


ITEM 7. FINANCIAL STATEMENTS

The audited balance sheet of the Company for its years ended May 31, 2007 and 2006 and related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2007 and 2006 are included.


The page numbers for the financial statement categories are as follows:


                      Index                                       Page

Report of Independent Registered Public Accounting Firm            F-1

Balance Sheets as of May 31, 2007 and 2006                         F-2

Statements of Operations
  for the Years Ended May 31, 2007 and 2006                        F-3

Statement of Shareholders' Deficit
  From May 31, 2004 through May 31, 2007                           F-4

Statements of Cash Flows
  for the Years Ended May 31, 2007 and 2006                        F-5

Notes to Financial Statements                                      F-7




















                                     F-1



                       WIESENECK, ANDRES & COMPANY, P.A.
                         Certified Public Accountants
                         772 U.S. HIGHWAY 1, SUITE 100
                        NORTH PALM BEACH, FLORIDA 33408
                               (561) 626-0400

THOMAS B. ANDRES, C.P.A.*, C.V.A.                     Facsimile (561) 626-3453
PAUL M. WIESENECK, C.P.A.
*Regulated by the State of Florida

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders eCom eCom.com, Inc.
Jupiter, Florida 33477

We have audited the accompanying balance sheets of eCom eCom.com, Inc. as of May 31, 2007 and 2006 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc. as of May 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company's current liabilities exceed current assets by $140,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wieseneck, Andres & Company, P.A.

North Palm Beach
August 27, 2007

                                   F-2


ECOM ECOM.COM, INC.
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                       2007            2006
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                              $     91       $     508
  Notes receivable - related parties                   8,544           1,280
  Prepaid expenses                                       595          65,027
                                                ------------    ------------
    Total Current Assets                               9,230          66,815
                                                ------------    ------------
Property and Equipment, net                                -             109
                                                ------------    ------------
      Total Assets                                 $   9,230       $  66,924
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise
  Postpetition trade accounts payable              $  18,399       $   3,405
  Postpetition loans from related parties            124,738         140,693
  Accrued postpetition expenses                        4,686          11,220
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise      147,823         155,318
                                                ------------    ------------
Liabilities Subject to Compromise
  Prepetition trade accounts payable                       -         114,251
  Prepetition accrued expenses                             -          44,000
  Current portion of loans from related parties            -         534,909
  Prepetition interest accrued                             -          27,809
                                                ------------    ------------
   Total Liabilities Subject to Compromise                 -         720,969
                                                ------------    ------------
      Total Liabilities                              147,823         876,287
                                                ------------    ------------
Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 89,707,821 and 49,955,112
    shares issued and outstanding                      8,970           4,995
  Paid-in capital                                  7,359,283       6,569,537
  Retained Earnings(Deficit)                      (7,506,846)     (7,383,895)
                                                ------------    ------------
    Total Stockholders' (Deficit)                   (138,593)       (809,363)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $   9,230       $  66,924
                                                ============    ============



The accompanying notes are an integral part of these financial statements.


                                   F-3
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
MAY 31, 2007 AND 2006
                                            2007                   2006
                                     ------------           ------------
Revenues
  Net Sales                          $         -            $         -
  Cost of Sales                             (110)                  (220)
                                     ------------           ------------
     Gross Profit                           (110)                  (220)
                                     ------------           ------------

Other Operating Expenses
  General and administrative             185,891                 54,953
  Amortization                                 -                      -
                                     ------------           ------------
     Total Operating Expenses            185,891                 54,953
                                     ------------           ------------

Loss from Operations                    (186,001)               (55,173)
                                     ------------           ------------

Other Income (Expense)
  Interest expense                        (4,695)                  (119)
  Loss on disposal of asset                    -               (235,829)
  Gain on debt write off per
   Bankruptcy Order                       67,745                      -
                                     ------------           ------------
     Net Other Expense                    63,050               (235,948)
                                     ------------           ------------

Net Income (Loss)                    $  (122,951)           $  (291,121)
                                     ============           ============

Basic and Diluted Loss Per Share     $     (.002)           $     (.006)
                                     ============           ============

Weighted Average Shares Outstanding   54,202,662              49,955,112
                                     ============           ============











The accompanying notes are an integral part of these financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2004, THROUGH MAY 31, 2007


                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Consolidated Balance at
  May 31, 2004    49,955,112  $4,995  $6,579,537 $(7,053,112)  $(468,580)

Elimination of
 Subsidiaries
 Consolidated Losses at
 Spin Off (see Note I)     -       -     (10,000)    187,925     177,925

Assets Distributed
 as Dividends at
 Spin Off (see Note I)     -       -           -     (96,124)    (96,124)

Net Loss                   -       -           -    (131,463)   (131,463)
                  ----------  ------   ---------- ----------- -----------
Balance,
 May 31, 2005     49,955,112   4,995   6,569,537  (7,092,774)   (518,242)

Net Loss                   -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)


Stock issued per
 Bankrupcty order 39,752,709   3,975     789,746           -     793,721
 Dated 3/23/07

Net Loss                   -       -           -    (122,951)   (122,951)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2007     89,707,821  $8,970  $7,359,283 $(7,506,846) $ (138,593)
                 ===========  =======  =========  ===========  ==========






The accompanying notes are an integral part of these financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 and 2006

                                                         2007         2006
                                                     ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers                       $        -   $        -
  Interest income                                             -            -
  Cash paid to suppliers and employees                 (108,972)    (116,585)
  Interest paid                                               -         (119)
  Income taxes paid                                           -            -
                                                     ----------    ---------
    Net Cash Flows Used in Operating Activities        (108,972)    (116,704)
                                                     ----------    ---------
Cash Flows Provided By (Used In)
      Investing Activities                                    -            -

Cash Flows From Financing Activities
  Proceeds from New Loans                               129,000      117,212
  Proceeds of loans from Related Entities                26,242            -
  Repayment of loans                                    (46,687)           -
                                                     ----------    ---------
    Net Cash Flows Provided By Financing Activities     108,555      117,212
                                                     ----------    ---------
Net Increase (Decrease) in Cash                            (417)         508

Cash and Cash Equivalents at Beginning of Year              508            -
                                                     ----------    ---------
Cash and Cash Equivalents at End of Year            $        91  $       508
                                                     ==========   ==========














The accompanying notes are an integral part of these financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 and 2006


                                                            2007        2006
                                                      ----------   ----------
Supplemental Schedule of Non-Cash Financing Activities

  Dividends were paid by the distribution of certain
     assets to the various spin-off companies        $        -   $        -


Reconciliation of Net Loss to Net Cash Flows Used in Operating Account

Net Loss                                             $ (122,951)  $ (291,121)
  Add items not requiring outlay of cash:
    Depreciation and amortization                           110          220
    Write off of Related Party
       Notes Receivable                                       -      225,966
    Discharge of Notes Payable                         (676,638)           -
    Stock issued for payment of discharged debt         793,721            -
  Cash was increased by:
    Decrease in prepaid expenses                         64,432            -
  Cash was decreased by:
    Increase in prepaid assets                                -      (51,101)
    Decrease in accounts payable                        (89,303)        (668)
    Decrease in accrued expenses                        (50,534)           -
    Decrease in accrued interest payable                (27,809)
                                                      ----------   ----------
      Net Cash Flows Used in Operating Activities    $ (108,972) $  (116,704)
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

The plan, which is subject to Bankruptcy Court approval, calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,752,709) Common Shares to the Creditors listed in Exhibit "A" of the Plan. It is the intent of American Capital Holdings, Inc., if the Plan of Reorganization is confirmed by the Bankruptcy Court, to distribute Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares as a dividend to American Capital Holdings, Inc's shareholders. The proposed date of record for this proposed stock dividend, which is subject to Bankruptcy Court approval, will be five (5) business days subsequent to the Plan of Reorganization's final hearing by the Bankruptcy Court. Prior to the distribution of the eCom shares, American Capital Holdings is going to verify that it is not deemed an underwriter by the SEC. If American Capital Holdings is deemed to be an underwriter of securities, additional registrations may be required which could delay the stock distribution.

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


                                    F-9
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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


NOTE C - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for subscriptions and domain name registrations. The Company paid its attorney a retainer of $65,000 in 2005 for representation as bankruptcy counsel. The balance of $595 at May 31, 2007 is for domain name registrations and money held by eCom's attorney for settlement to one equity holder who filed a claim against the company.
                                    F-10
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of May 31, 2007 and May 31, 2006:
                                          May 31, 2007         May 31, 2006
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

NOTE F - LOANS FROM RELATED PARTIES, CURRENT PORTION

The non-interest bearing short term loans due on demand from related parties post petition, not subject to compromise, and prepetition, subject to compromise, at May 31, 2007 and May 31, 2006 are as follows:
                                                      2007             2006
                                                 ------------    ------------

     Post petition                                 $ 124,739        $ 140,693
     Prepetition                                                      534,909
                                                  ----------       ----------
     Total Loans from Related Parties              $ 124,739        $ 675,602
                                                  ==========       ==========

The prepetition liabilities and related party debt at May 31, 2006 was reduced either by the issuance of the Companies common stock, paid or settled in accordance with the Chapter 11 reorganization plan approved by the Bankruptcy Court on March 23, 2007.


                                    F-11
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE G - RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.


NOTE H - COST OF SALES

Included in the cost of sales are the following:
                                              May 31, 2007      May 31, 2006
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
                                            ==============     ==============


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the Years ending May 31, 2007 and 2006.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors were owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom website, www.ecomecom.net.


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



                                    F-12

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS - (CONTINUED)

The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The entire amount of stockholder loans due Mr. Panaia was discharged by the bankruptcy court and distributed to the Estate of David J. Panaia on April 23, 2005 in return for the issuance of 7,500,000 shares of common stock. The balance owed to Mr. Panaia and his estate at May 31, 2007 and May 31, 2006 is $0 and $395,640 respectively.

The Company has received cash advances from Richard Turner, CFO of the
Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand.
The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of
common stock at the agreed upon price of $.026 per share.   The balance owed to
Mr. Turner as of May 31, 2007 is $3,793.

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 on July 25, 2005. The balance owed American Capital was discharged by the bankruptcy court for the issuance of 23,795,237 shares of common stock.

NOTE K - BUSINESS SEGMENTS

As of May 31, 2007 the company no longer had consolidated business segments. The Paintball segment has been distributed to USA Performance Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE L - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $139,000 at May 31, 2007 and by approximately $809,000 at May 31, 2006 and that the Company has incurred net operating losses since inception. It is current managements intention to receive a final order from the Bankruptcy Court and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE M - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                    F-13
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE M - INCOME TAXES - (CONTINUED)
                                                      May 31, 2007
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
                                                     ==============

Through May 31, 2007, the Company had a federal income tax net operating loss carry forward of approximately $7,000,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2007 was approximately
$7,000,000. These carry-forwards, which will be available to offset future taxable income, will expire between the years 2009 and 2026.

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


                                    F-14
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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




                                    F-15

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


Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the success of management in identifying acquisition candidates or in raising additional capital. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.





                                    F-16
ECOM ECOM.COM, INC.

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

Barney A. Richmond, 55, has been President and a Director of the Company since March 2004. He is also President and a Director of American Capital Holdings and the other nine (9) eCom spin-off companies. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner, 47, who started with the Company in June of 2001 as Chief Financial Officer, Treasurer and Director, worked with Glenn G. Schanel, CPA, from September 1990 until his appointment with eCom. Mr. Turner specialized in assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for the bank's financial reporting, budgeting and cost accounting. Mr. Turner has served as Treasurer and as a member of the board of directors of both the Palm Beach Business Associates and the North Palm Beach / Palm Beach Gardens Jaycees. He concentrates full time on his duties as Chief Financial Officer of eCom, American Capital Holdings and the other nine (9) spin-off companies.

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

The Company is further authorized by the bylaws to purchase insurance for indemnification of any person as provided by the bylaws and to the extent provided by Florida law. The Company at this time has no insurance coverage for officers and directors and has not expended any funds to obtain such
                                     27
ECOM ECOM.COM, INC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        (CONTINUED)

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
























                                     28

ECOM ECOM.COM,INC.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information regarding the executive compensation of persons serving as eCom's executive officers during the fiscal years ended 2007, 2006 and 2005.

Summary Compensation Table
                                                    Long Term Compensation
                         Annual Compensation          Awards   Payouts
                                                        Securities
                                        Other    Restr. Underlying      All
                                        Annual   Stock   Options/      Other
Name and Principal                      Compen-  Awards   SARs   LTIP  Compen-
    Position        Year  Salary  Bonus sation  # Shares # Shrs Payouts sation

Barney A Richmond   2007      0     0      0       -       0      0      0
President           2006      0     0      0       -       0      0      0
                    2005      0     0      0       -       0      0      0

Richard C. Turner   2007      0     0      0       -       0      0      0
 CFO and Treasurer  2006      0     0      0       -       0      0      0
                    2005      0     0      0       -       0      0      0

David J. Panaia     2005      0     0      0       -       0      0      0
 ex-Chairman, CEO

Peter Tamayo, Jr.   2005      0     0      0       -       0      0      0
 CTO

Robert C. Wilson    2005      0     0      0       -       0      0      0
 ex-President

Distributions from the bankruptcy proceeding included distributions the the officers of the Company as follows:

On April 23, 2007, the Company issued 5,393,579 shares to Richard C. Turner as settlement of an unpaid bankruptcy claims of $140,233. These shares are held in escrow by the Company and will not be distributed until after the final bankruptcy hearing.

On April 23, 2007, the Company issued 1,153,846 shares to Barney A. Richmond as settlement of an unpaid bankruptcy claim of $30,000. These shares are held in escrow by the Company and will not be distributed until after the final bankruptcy hearing.

None of eCom's current executive officers has an employment agreement or stock option arrangement with eCom. It is intended that the directors be compensated at the rate of $4,000 per year, plus $100.00 per meeting attended and reasonable travel expenses if cash flow permits.



                                     29


ECOM ECOM.COM,INC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this report, the Company has a total of 200,000,000 shares of Common Stock authorized at a par value of $.0001, and there are 89,707,821 shares of Common Stock outstanding. The following table sets forth information, as of such date, with respect to the beneficial ownership of Common Stock by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (b) the directors and officers

                                  Number of        % of Shares
     Name and Address             Shares Owned     Outstanding
     ----------------             ------------     -----------
     Estate of
     David J. Panaia (1)          15,687,459           17.5
     Palm Beach Gardens, FL

     Richard C. Turner            10,112,979           11.3
     Palm Beach Gardens, FL

     Barney A. Richmond            1,153,846            1.3
     Jupiter, FL

     American Capital Holdings    23,795,237           26.5
     Jupiter, FL

     All Officers and             11,266,825           12.6
     Directors as a Group
     2 persons

(1) David J. Panaia, an officer and director of the Company, passed away on March 20, 2005, was the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia. On April 23, 2007 7,500,000 shares were issued to the estate of David J. Panaia.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain transactions to which the Company is a party and certain matters affecting it have or will result in a material benefit to certain of the directors and executive officers, or may create conflicts of interest, as follows:

On April 23, 2007, the Company issued 23,795,237 shares to American Capital Holdings, Inc. as settlement of an unpaid bankruptcy claim of $618,676. (1)

On April 23, 2007, the Company issued 5,393,579 shares to Richard C. Turner as settlement of an unpaid bankruptcy claims of $140,233. (1)

On April 23, 2007, the Company issued 1,153,846 shares to Barney A. Richmond as settlement of an unpaid bankruptcy claim of $30,000. (1)

On April 23, 2007, the Company issued 708,943 shares to Sherry L. Cherrix as settlement of an unpaid bankruptcy claim of 18,433. (1)

                                    30
ECOM ECOM.COM,INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - CONTINUED

On April 23, 2007, the Company issued 7,500,000 shares to the Estate of David Panaia as settlement of an unpaid bankruptcy claim of $395,640.

On April 23, 2007, the Company issued 358,680 shares to MeVis Technologies as settlement of an unpaid claim of $9,325.69.

On April 23, 2007, the Company issued 842,424 to Quentin Partners as compensation for a bankruptcy claim on unpaid rent of 21,903.02.

  (1) As of the date of this report these shares are being held by the company until after the final bankruptcy hearing, currently scheduled for September 10, 2007.

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


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Index to financial statements and financial statement schedules
The audited balance sheets of the Company as of May 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2007 and 2006 appear in sequentially numbered pages F-1 through F-19 - ITEM &. FINANCIAL STATEMENTS.

The page numbers for the financial statement categories are as follows:

Page    Description
F-2 Report of Independent Registered Public Accounting Firm - May 31, 2007 and 2006
F-3     Balance Sheets as of May 31, 2007 and 2006
F-4     Statements of Operations for the Years Ended May 31, 2007 and 2006
F-5     Statement of Shareholders' Deficit for the Years Ended May 31,2007
        and 2006
F-6     Statements of Cash Flows for the Years Ended May 31, 2007 and 2006
F-8     Notes to Financial Statements

(b)     Reports on Form 8-K
        Form 8-K filed August 22, 2006
           accession number 0001000459-06-000003 stating:
           On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

                                       31
ECOM ECOM.COM,INC.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K (CONTINUED)


        Form 8-K filed August 25, 2006
           accession number 0001000459-06-000004 stating:
           On August 25, 2006 the 'Disclosure Statement for Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the U.S. Bankruptcy Court.


        Form 8-K filed November 30, 2006
           accession number 0001000459-06-000009 stating:
           A former subsidiary of eCom eCom.com, Inc. formerly known as Pro Card Corporation, now renamed Green Energy Group, Inc. issued a Form 8K with the Securities and Exchange Commission on November 30, 2006. Green Energy's 8K announced that on November 22, 2006, Green Gnergy Group, Inc. has entered into a Purchase Agreement with Tri-States Petroleum Products, LLC.

        Form 8-K filed March 28, 2007
           accession number 0001000459-07-000004 stating:
           On March 12, 2007, an Order confirming eCom eCom.com's "eCom") Disclosure Statement and Reorganization Plan in the United States Florida Southern District Bankruptcy Court in re: Case No. 04-35435 was entered by the Honorable Judge Steven H. Friedman. The March 12, 2007 Court Transcript was filed with the Clerk of Florida Southern District Bankruptcy Court on March 27, 2007. A copy of this transcript can be reviewed at ecomecom.net under the title of "Bankruptcy News Information".

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

                                     32
ECOM ECOM.COM,INC.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K (CONTINUED)

10.6    Agreement for acquisition of assets of Amateur Athletes of America,
        Inc. (3)
10.7    Lease Agreement between Ryco Properties, Inc. and Registrant dated
        May 4, 1998 (3)
10.8 Investment Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.9    Registration Rights Agreement between Swartz Private Capital LLC and the Registrant dated May 13, 1999 (4)
10.10   Side Agreement (4)
10.11 Amended and Restated Investment Agreement between Swartz Private Capital LLC and the Registrant dated July 1999 (5)
10.12 Memorandum dated September 13, 1999 from Swartz Private Capital LLC extending date to file registration statement (5)
10.13   First Stock Incentive Plan (5)
10.14 Occupancy Agreement between Chimney Rock Services, LLC and Registrant dated September 15, 1999 (6)
10.15 License Agreement between iTool.com and Registrant dated December 20, 1999 (6)
10.16 Stock Exchange Agreement between the shareholders of Star Dot Marketing, Inc. and Registrant dated January 21, 2000 (7)
10.17   Service Agreement between eWebPEO.com, Inc. and Registrant dated
        March 25, 2000 (6)
10.18 Consulting and Compensation Agreement between eWebPEO.com, Inc. and Registrant dated April 16, 2000 (6)
10.19 Agreement of Sale between US Amateur Sports Company and Eugenio Postorivo Jr., Individually, dated May 11, 2001 (8)
10.20 Stock Purchase Agreement between the Company and Brian Delaporta, Individually, dated May 31, 2001 (9)
10.21   Addendum to Advance Balance Acknowledgement dated May 31, 2001 (9)
10.22 Strategic Marketing and Sales Agreement between BIFS Technologies Corporation and the Registrant dated March 19, 2001 (10)
10.23   Operating Agreement for ZyndeCom, Inc. dated August 20, 2001 (10)
10.24   Board of Directors approves the spin-off of the remaining
        Subsidiaries (11)
10.25   Barney A Richmond appointed President of eCom eCom.com Inc. (12)
10.26 On March 29, 2004, David Panaia prepared and issued a Press Release(13) Announcing the appointment of Barney A. Richmond as President of eCom.
10.27   List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed May 31, 2005. (13)
10.28   Court Orders from Involuntary Bankruptcy Petition of
        eComeCom.com, Inc. (13:exhibit 99.3)
11      Statement of Computation of Earnings per Share
31.1    Certification of Chief Executive Officer
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Chief Financial Officer
32      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     33


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


                                Exhibit 11


STATEMENT OF COMPUTATION OF EARNINGS PER SHARE AS OF MAY 31, 2006

Calculation of Numerator:     Calculation of Denominator:

   Net loss      (122,951)    Weighted average common shares
   Adjustment           0      issued and outstanding           54,202,662
                 --------     Potentially dilutive securities            0
   Net Loss      (122,951)                                      ----------
                =========     Weighted average shares
                               outstanding                      54,202,662
                                                                ==========


                                     34


ECOM ECOM.COM,INC.


ADDITIONAL INFORMATION

Corporate Headquarters
1016 Clemmons Street, Suite 302
Jupiter, Florida 33477
Telephone Number: (561) 745-6789;
Internet Address - http://www.ecomecom.net
E-mail Address - investor@ecomecom.net

Independent Registered Public Accounting Firm
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $5,088 for the fiscal year ended May 31, 2007, and $19,338 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.


SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 28, 2007  By:   /s/ Barney A. Richmond
                         Barney A. Richmond, Chief Executive Officer

August 28, 2007  By:  /s/  Richard C. Turner
                         Richard C. Turner, Chief Financial Officer





                                     35

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

Date: August 28, 2007
  /s/ Barney A. Richmond
------------------------
Barney A. Richmond
Chief Executive Officer
                                      36
Exhibit 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: August 28, 2007
  /s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer
                                      37
ECOM ECOM.COM,INC.

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-KSB for the year ending May 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner,
Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


      /s/    Barney A. Richmond


      Barney A. Richmond
      Chief Executive Officer

      August 28, 2007


      /s/     Richard C. Turner


      Richard C. Turner
      Chief Financial Officer

      August 28, 2007

[A signed original of this written statement required by Section 906 has been provided to eCom eCom.com Inc. and will be retained by eCom eCom.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to eCom eCom.com, 1016 Clemmons St, Suite 302, Jupiter, FL 33477-3305. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.

                                     38