Form 10QSB
period 2007-08-31
ECOM ECOM COM INC
filed 2007-10-15
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2007
                    Commission File Number 33-96638-A

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

As of August 31, 2007 the issuer had 89,707,821 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB              August 31, 2007

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheets:
              August 31, 2007 and May 31, 2007 (Unaudited  )            4

          Statements of Operations:
              Three Months Ended August 31, 2007 and
              2006  (Unaudited)                                         5

          Statements of Shareholders' Deficit:
              From May 31, 2005 through August 31, 2007 (Unaudited)     6

          Statements of Cash Flows:
              Nine Months Ended August 31, 2007 and
              2006  (Unaudited)                                         7

          Notes to Financial Statements                                 9

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    18

ITEM 3    CONTROLS AND PROCEDURES                                      25

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   26

SIGNATURES AND CERTIFICATIONS                                          27

          Exhibit 31.1  Certification required under Section 302 of    28
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          30









                                      2


                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                      FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

           Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders eCom eCom.com, Inc.
Jupiter, Florida 33477

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of August 31, 2007 and May 31, 2006, and the related statements of operations, for the nine month periods ended August 31, 2007 and 2006, the statement of stockholders' deficit from May 31, 2005 through August 31, 2007, and the statement of cash flows for the nine month periods ended August 31, 2007 and 2006 These financial statements are the responsibility of the company's management.

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

  /s/ Wieseneck, Andres & Company, P.A.

North Palm Beach, FL
October 12, 2007






                                      3
eCOM eCOM.COM, INC
BALANCE SHEETS
(Unaudited)
                                             August 31, 2007    May 31, 2006
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                              $     91        $     91
  Notes receivable - related parties                   8,997           8,544
  Prepaid expenses                                       595             595
                                                ------------    ------------
    Total Current Assets                               9,683           9,230
                                                ------------    ------------
Property and Equipment, net                                -               -
                                                ------------    ------------
      Total Assets                                 $   9,683       $   9,230
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise
  Postpetition trade accounts payable              $  16,415       $  18,399
  Postpetition loans from related parties            489,271         124,738
  Accrued postpetition expenses                        7,234           4,686
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise      512,920         147,823
                                                ------------    ------------
Liabilities Subject to Compromise
  Prepetition trade accounts payable                       -               -
  Prepetition accrued expenses                             -               -
  Current portion of loans from related parties            -               -
  Prepetition interest accrued                             -               -
                                                ------------    ------------
   Total Liabilities Subject to Compromise                 -               -
                                                ------------    ------------
      Total Liabilities                              512,920         147,823
                                                ------------    ------------
Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 200 million
    shares authorized, 89,707,821 and 49,955,112
    shares issued and outstanding                      8,970           8,970
  Paid-in capital                                  7,359,283       7,359,283
  Retained Earnings(Deficit)                      (7,871,490)     (7,506,846)
                                                ------------    ------------
    Total Stockholders' (Deficit)                   (503,237)       (138,593)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $   9,683       $   9,230
                                                ============    ============



The accompanying notes are an integral part of these financial statements.


                                   F-3
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                       August 31, 2007      August 31, 2006
                                        ______________      _______________
Revenues

  Net Sales                            $            0      $            0
  Cost of Sales                                     0                 (55)
                                        ______________     _______________
      Gross Profit                                  0                 (55)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                  362,096               4,939
                                        ______________     _______________
      Total Operating Expenses                362,096               4,939
                                        ______________     _______________
Loss from Operations                         (362,096)             (4,994)

Other Income (Expense)
  Interest expense                             (2,548)                  -
  Comprehensive other Gain/Loss                     -                   -
                                        ______________     _______________
      Net Other Expenses                       (2,548)                  -
                                        ______________     _______________

Net Loss                                $    (364,644)      $      (4,994)
                                        ==============     ===============

Net Loss Per Common Share               $      (.0001)      $      (.0001)
                                        ==============     ===============

Weighted Average Shares Outstanding         89,707,821          49,955,112
                                        ==============     ===============













See accompanying summary of accounting policies, notes to financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2005, THROUGH AUGUST 31, 2007


                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Balance,
 May 31, 2005     49,955,112  $4,995  $6,569,537 $(7,092,774) $ (518,242)

Net Loss                   -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)

Stock issued per
 Bankrupcty order 39,752,709   3,975     789,746           -     793,721
 Dated 3/23/07

Net Loss                   -       -           -    (122,951)   (122,951)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2007     89,707,821   8,970   7,359,283  (7,506,846)   (138,593)

Net Loss                   -       -           -    (364,644)   (364,644)
                  ----------  ------   ---------  -----------  ----------
 Aug. 31, 2007    89,707,821  $8,970  $7,359,283 $(7,871,490) $ (503,237)
                 ===========  =======  =========  ===========  ==========














The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)


                                        August 31, 2007    August 31, 2006
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0       $          0
    Cash paid to suppliers and employees            0             (1,583)
    Interest paid                                   0                  0
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                      (0)            (1,583)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0                  0
    Proceeds of loans from stockholders             0              1,099
    Repayment of loans to stockholders              0                  0
    Issuance of note receivable                     0                  0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities             0              1,099
                                       _______________     _______________
`

Cash and Cash Equivalents at
 Beginning of Period                               91                508
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $      91          $      24
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0                  0

  Stock issued for repayment of debt                0                  0




See accompanying summary of accounting policies, notes to financial statements eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                        August 31, 2007   August 31, 2006
                                        _______________   _______________

Net Loss                                    $ (364,644)       $   (4,994)
   Add items not requiring outlay of cash:
      Depreciation and amortization                  -                55
   Cash was increased by:
      Decrease in prepaid expenses                   -                 6
      Increase in accounts payable                   -             3,350
      Increase in payable due related parties  364,533                 -
      Increase in accrued expenses               2,548                 -
   Cash was decreased by:
      Increase in prepaid expenses                   -                 -
      Decrease in accounts payable              (1,984)                -
                                        _______________   _______________
             Net Cash Flows Used In
              Operating Activities          $        -       $   (1,583)
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

A detailed history is available on eCom eCom.com's 10K-SB filing at May 31, 2006, SEC accession number 0001000459-06-000005.


                                    9
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

A transcript of the March 12, 2007 confirmation hearing was attached to the 10QSB filing of February 28, 2007 as Exhibit 99.1, SEC accession number 0001000459-07-000007. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.2, SEC accession number 0001000459-07-000007. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy news information link. Three post confirmation status conferences were held on May 14,2007, June 12, 2007 and September 10, 2007 to consider the fee applications of the attorney fees of Kluger, Peretz, Kaplan & Berlin, PL and the outside auditor fees of Wieseneck, Andres & Co. A hearing concerning a motion for entry of final decree and order closing case is currently being scheduled and will be posted on the eCom website when available.

The Company does not have any off-balance sheet arrangements.

Employees.  The Company has no employees.



                                    10

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Use of Estimates

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted contingent assets and liabilities at the date of the financial statements and accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


NOTE C - PREPAID EXPENSES

Prepaid expenses consist principally of $585 paid its attorney for final settlements related to the bankruptcy proceedings. The remaining $10 is for domain name registrations.



                                    11
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of Aug. 31, 2007 and May 31, 2007:
                                      August 31, 2007         May 31, 2007
                                        --------------       --------------
Computer hardware                          $  85,074              $  85,074
Computer software                             13,633                 13,633
Furniture, fixtures and equipment              4,330                  4,330
                                           ---------              ---------
     Total cost                              103,037                103,037
  Accumulated depreciation                   103,037                103,037
                                           ---------              ---------
     Net Property and Equipment            $       -              $       -
                                           =========              =========
Depreciation expense included in the cost
  of sales for the periods ended are:      $       -              $     110
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

NOTE F - LOANS FROM RELATED PARTIES, CURRENT PORTION

The non-interest bearing short term loans due on demand from related parties post petition, not subject to compromise, and prepetition, subject to compromise, at August 31, 2007 and May 31, 2007 are as follows:
                                                 Aug. 31, 2007   May 31, 2007
                                                 ------------    ------------

     Post petition                                 $ 489,271        $ 124,739
     Prepetition                                           -                -
                                                  ----------       ----------
     Total Loans from Related Parties              $ 489,271        $ 124,738
                                                  ==========       ==========

The prepetition liabilities and related party debt at May 31, 2007 was reduced either during the 12 month period ending May 31, 2007 by the issuance of the Companies common stock, paid or settled in accordance with the Chapter 11 reorganization plan approved by the Bankruptcy Court on March 23, 2007.


                                    12
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE G - COST OF SALES

Included in the cost of sales are the following:
                                           August 31, 2007     August 31, 2006
                                            --------------     --------------
Depreciation                                            0                 55
                                            --------------     --------------
        Total                                 $         0       $         55
                                            ==============     ==============


NOTE H - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the three months ending August 31, 2007 and 2006.

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


NOTE I - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, until he passed away on March 20, 2005, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-collateralized and due on demand.

On May 10, 2001, 1,286,359 shares of restricted stock were issued to Mr. Panaia, CEO in return for cancellation of $437,362 of the debt owed to him. The amount of stockholder loans that were reduced was based on the quoted market price ($.68) on the date the common shares were issued and adjusted by a discount of 50% due to the restrictions placed on the stock. The entire amount of stockholder loans due Mr. Panaia was discharged by the bankruptcy court and distributed to the Estate of David J. Panaia on April 23, 2005 in return for the issuance of 7,500,000 shares of common stock. The balance owed to Mr. Panaia and his estate at both August 31, 2007 and May 31, 2007 is $0.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand.

                                    13
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

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

During the quarter ending August 31, 2007 American Capital Holdings charged the Company $342,645 for services related to restructuring the Company and for reimbursing American Capital Holdings for legal fees incurred to assist in the preparation of the Plan of Reorganization.


NOTE J - BUSINESS SEGMENTS

As of August 31, 2007 the company no longer had consolidated business segments. The Paintball segment has been distributed to USA Performance Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE K - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $503,000 at August 31, 2007 and by approximately $139,000 at May 31, 2007 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court order a final decree and order closing case and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE L - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:





                                    14

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE L - INCOME TAXES - (CONTINUED)
                                                    August 31, 2007
                                                     --------------
         Loss carry forward for tax purposes          $  7,400,000
                                                     ==============
         Deferred tax asset (34%)                        2,516,000
         Valuation allowance                            (2,516,000)
                                                     --------------
         Net deferred tax asset                                  -
                                                     ==============

Through August 31, 2007, the Company had a federal income tax net operating loss carry forward of approximately $7,400,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2007 was approximately $7,400,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE M - EFFECTS OF INFLATION

To date, inflation has not had a material impact on the Company's financial results.


NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

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


                                    15
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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




                                    16
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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





                                    17
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended August 31, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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


                                  18
ECOM ECOM.COM, INC.

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P94000045498  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

funding of $400,000 to eight (8) of the above referenced companies. This initial funding was to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well. Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

The plan calls for the issuance of Thirty One Million Five Hundred Ninety Three Thousand Sixty Four (39,093,064) Common Shares to the Creditors listed in Exhibit "A" of the Plan. American Capital Holdings, Inc., received Twenty Three Million Two Hundred Eight Thousand Three Hundred Eight One (23,280,381) common shares on April 23, 2007.

A transcript of the March 12, 2007 confirmation hearing was attached to the 10QSB filing of February 28, 2007 as Exhibit 99.1, SEC accession number 0001000459-07-000007. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached to the 10QSB filing of February 28, 2007 as Exhibit 99.2, SEC accession number 0001000459-07-000007. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy news information link. Three post confirmation status conferences were held on May 14,2007, June 12, 2007 and September 10, 2007 to consider the fee applications of the attorney fees of Kluger, Peretz, Kaplan & Berlin, PL and the outside auditor fees of Wieseneck, Andres & Co. A hearing concerning a motion for entry of final decree and order closing case is currently being scheduled and will be posted on the eCom website when available.







                                    23



ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Comparison of Results of Operations - Three Months Ended August 31, 2007 vs. Three Months Ended August 31, 2006.

Revenue for the Three Months ended August 31, 2007 and 2006 was $0.

Depreciation expense, recorded in cost of sales was $0 for the three months ended August 31, 2007 and $55 for the three months ended August 31, 2006.

Total operating expenses for the three months ended August 31, 2007 was 362,096 compared to $4,939 for the three months ended August 31, 2006 due to the increase in attorney fees allocated from American Capital Holdings, Inc. for services rendered relating to the bankruptcy reorganization.

The operations for the three Months ended August 31, 2007 resulted in a net loss of $364,644 versus a net loss of $4,994 recorded in the three months ended August 31, 2006.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of August 31, 2007 totals approximately $7,400,000.
These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of August 31, 2007.

Liquidity and Capital Resources

As of August 31, 2007, current assets totaled $9,683 compared to $9,230 at May 31, 2007. Notes Receivable from Related Companies increased from 8,544 at May 31, 2006 to $8,997 at August 31, 2007.

Net cash used in operating activities was $0 and $1,583 for the three months ended August 31, 2007 and 2006 respectively.

Financing activities provided net cash of $1,099 during the prior year three month period from financing received related companies. Financing activities provided $0 during the current year three month period.

To the extent that additional funds are required to support operations or to expand our business, we may sell additional equity, issue debt or obtain other credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our shareholders.





                                    24

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





                                    25



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

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Other Events.
        None


ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 3.1 Articles of Amendment to Articles of Incorporation of eCom eCom.com, Inc. dated Sept. 9, 2007 stating:
                     The number of common shares which the Corporation shall have the authority to issue is One Billion Five Hundred Million (1,500,000,000). The common shares shall have a par value of $.0001 per share. The Corporation is also authorized to issue Twenty Million (20,000,000) preferred shares. The preferred shares shall have a par value of $.0001 per share. The preferred shares will have voting rights and conversion rights that will be determined by the Board of Directors.

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


                                     26
ECOM ECOM.COM, INC.


 (b) Reports on Form 8-K:

    none



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

October 12, 2007                    By:  /s/  Barney A. Richmond
                                      Barney A. Richmond,
                                      Chief Executive Officer

October 12, 2007                    By:  /s/  Richard C. Turner
                                      Richard C. Turner,
                                      Chief Financial Officer





























                                     27




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

Date: October 12, 2007

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Chief Executive Officer


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

Date: October 12, 2007

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


                                    29
Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      October 12, 2007


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      October 12, 2007




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




                                      30