Form 10QSB
period 2007-11-30
ECOM ECOM COM INC
filed 2008-01-14
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2007
                    Commission File Number 33-96638-A

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

As of November 30, 2007 the issuer had 210,961,954 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB              November 30, 2007

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheets:
              November 30, 2007 and May 31, 2007 (Unaudited)            4

          Statements of Operations:
              Six Months Ended November 30, 2007 and
              2006  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended November 30, 2007 and
              2006  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2005 through November 30, 2007 (Unaudited)   7

          Statements of Cash Flows:
              Six Months Ended November 30, 2007 and
              2006  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    19

ITEM 3    CONTROLS AND PROCEDURES                                      26

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   27

SIGNATURES AND CERTIFICATIONS                                          28

          Exhibit 31.1  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    30
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          31







                                      2
                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                      FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

           Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders eCom eCom.com, Inc.
Jupiter, Florida 33477

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of November 30, 2007 and May 31, 2007, and the related statements of operations, for the six month periods ended November 30, 2007 and 2006, the statement of stockholders' deficit from May 31, 2005 through November 30, 2007, and the statement of cash flows for the six month periods ended November 30, 2007 and 2006. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $142,541 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Wieseneck, Andres & Company, P.A.

North Palm Beach, FL
January 10, 2007






                                      3
eCOM eCOM.COM, INC
BALANCE SHEETS
(Unaudited)
                                             November 30, 2007    May 31, 2007
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                             $   1,097        $     91
  Notes receivable - related parties                   9,377           8,544
  Prepaid expenses                                       595             595
                                                ------------    ------------
    Total Current Assets                              11,069           9,230
                                                ------------    ------------
Property and Equipment, net                                -               -
                                                ------------    ------------
      Total Assets                                 $  11,069       $   9,230
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise
  Postpetition trade accounts payable              $  18,642       $  18,399
  Postpetition loans from related parties            125,156         124,738
  Accrued postpetition expenses                        9,812           4,686
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise      153,610         147,823
                                                ------------    ------------
Liabilities Subject to Compromise
  Prepetition trade accounts payable                       -               -
  Prepetition accrued expenses                             -               -
  Current portion of loans from related parties            -               -
  Prepetition interest accrued                             -               -
                                                ------------    ------------
   Total Liabilities Subject to Compromise                 -               -
                                                ------------    ------------
      Total Liabilities                              153,610         147,823
                                                ------------    ------------
Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 1.5 billion
    shares authorized, 210,961,954 and 89,707,821
    shares issued and outstanding                     21,096           8,970
  Paid-in capital                                  7,710,919       7,359,283
  Retained Earnings(Deficit)                      (7,874,556)     (7,506,846)
                                                ------------    ------------
    Total Stockholders' (Deficit)                   (142,541)       (138,593)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $  11,069       $   9,230
                                                ============    ============



The accompanying notes are an integral part of these financial statements.


                                     4
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Six Months Ended
                                      November 30, 2007   November 30, 2006
                                        ______________      _______________
Revenues

  Net Sales                            $            0      $            0
  Cost of Sales                                     0                (110)
                                        ______________     _______________
      Gross Profit                                  0                (110)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                  362,584               9,481
  Interest expense                              5,126                  10
                                        ______________     ______________
      Total Operating Expenses                367,710               9,491
                                        ______________     _______________
Loss from Operations                         (367,710)             (9,601)

Other Income (Expense)
  Comprehensive other Gain/Loss                     -                   -
                                        ______________     _______________
      Net Other Expenses                            -                   -
                                        ______________     _______________

Net Loss                                $    (367,710)      $      (9,601)
                                        ==============     ===============

Net Loss Per Common Share               $      (.0041)      $      (.0002)
                                        ==============     ===============

Weighted Average Shares Outstanding         89,707,821          49,955,112
                                        ==============     ===============













See accompanying summary of accounting policies, notes to financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                      November 30, 2007   November 30, 2006
                                        ______________      _______________
Revenues

  Net Sales                            $            0      $            0
  Cost of Sales                                     0                 (55)
                                        ______________     _______________
      Gross Profit                                  0                 (55)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                      487               4,542
  Interest expense                              2,578                  10
                                        ______________     _______________
      Total Operating Expenses                  3,065               4,552
                                        ______________     _______________
Loss from Operations                           (3,065)             (4,607)

Other Income (Expense)
  Comprehensive other Gain/Loss                     -                   -
                                        ______________     _______________
      Net Other Expenses                            -                   -
                                        ______________     _______________

Net Loss                                $      (3,065)      $      (4,607)
                                        ==============     ===============

Net Loss Per Common Share               $      (.0001)      $      (.0001)
                                        ==============     ===============

Weighted Average Shares Outstanding         89,707,821          49,955,112
                                        ==============     ===============













See accompanying summary of accounting policies, notes to financial statements.

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2005, THROUGH NOVEMBER 30, 2007


                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Balance,
 May 31, 2005     49,955,112  $4,995  $6,569,537 $(7,092,774) $ (518,242)

Net Loss                   -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)

Stock issued per
 Bankrupcty order 39,752,709   3,975     789,746           -     793,721
 Dated 3/23/07

Net Loss                   -       -           -    (122,951)   (122,951)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2007     89,707,821   8,970   7,359,283  (7,506,846)   (138,593)

Stock issued for
 Bankrupcty fees 121,254,133  12,126     351,636           -     363,762

Net Loss                   -       -           -    (367,710)   (367,710)
                  ----------  ------   ---------  -----------  ----------
 Nov. 30, 2007   210,961,954 $21,096  $7,710,919 $(7,874,556) $ (142,541)
                 ===========  =======  =========  ===========  ==========














The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Unaudited)


                                     November 30, 2007    November 30, 2006
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0       $        457
    Cash paid to suppliers and employees          (85)            (5,574)
    Refunds received from suppliesr             2,779                  0
    Interest paid                                   0                  0
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                   2,694             (5,117)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0                  0
    Proceeds of loans from stockholders             0              6,599
    Repayment of loans to stockholders         (1,128)                 0
    Issuance of note receivable                  (560)                 0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities        (1,688)             6,599
                                       _______________     _______________
 Net Increase / (Decrease in Cash               1,006              1,482

Cash and Cash Equivalents at
 Beginning of Period                               91                508
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $   1,097          $   1,990
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0                  0

  Stock issued for repayment of debt                0                  0




See accompanying summary of accounting policies, notes to financial statements eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                      November 30, 2007  November 30, 2006
                                        _______________   _______________

Net Loss                                    $ (367,710)       $   (9,601)
   Add items not requiring outlay of cash:
      Depreciation and amortization                  -               110
      Convert related party debt to equity     363,762
   Cash was increased by:
      Decrease in accounts receivable                -               457
      Decrease in prepaid expenses                   -                11
      Increase in accounts payable                 243             3,906
      Increase in payable due related parties    1,273                 -
      Increase in accrued expenses               5,126                 -
   Cash was decreased by:
      Increase in prepaid expenses                   -                 -
      Decrease in accounts payable                   -                 -
                                        _______________   _______________
         Net Cash Flows Provided/ (Used)
            in Operating Activities         $    2,694       $    (5,117)
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


                                    10
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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



                                    12
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of Nov. 30, 2007 and May 31, 2007:
                                      November 30, 2007         May 31, 2007
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

NOTE F - LOANS FROM RELATED PARTIES, CURRENT PORTION

The non-interest bearing short term loans due on demand from related parties post petition, not subject to compromise, and prepetition, subject to compromise, at November 30, 2007 and May 31, 2007 are as follows:

                                                 Nov. 30, 2007   May 31, 2007
                                                 ------------    ------------

     Post petition                                 $ 125,156        $ 124,739
     Prepetition                                           -                -
                                                  ----------       ----------
     Total Loans from Related Parties              $ 125,156        $ 124,738
                                                  ==========       ==========

The prepetition liabilities and related party debt was reduced during the 12 month period ending May 31, 2007 by the issuance of the Companies common stock, paid or settled in accordance with the Chapter 11 reorganization plan approved by the Bankruptcy Court on March 23, 2007. On November 30, 2007 the Company issued an additional 121,254,133 shares to American Capital Holdings, Inc. to settle $363,762 in debt for services incurred during the bankruptcy proceedings.

                                    13
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE G - COST OF SALES

Included in the cost of sales are the following:
                                           November 30, 2007   November 30, 2006
                                            --------------     --------------
Depreciation                                            0                110
                                            --------------     --------------
        Total                                 $         0       $        110
                                            ==============     ==============

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the six months ending November 30, 2007 and 2006.

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

The entire amount of stockholder loans due Mr. Panaia was discharged by the bankruptcy court and distributed to the Estate of David J. Panaia on April 23, 2007 in return for the issuance of 7,500,000 shares of common stock. The balance owed to Mr. Panaia and his estate at both November 30, 2007 and May 31, 2007 is $0.

The Company has received cash advances from Richard Turner, CFO of the
Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand.
The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of
common stock at the agreed upon price of $.026 per share.   The balance owed to
Mr. Turner as of November 30, 2007 is $4,594.

                                    14
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I - RELATED PARTY TRANSACTIONS - (CONTINUED)

As part of the debtor-in-possession financing, eCom received $100,000 in financing from American Capital Holdings on June 8, 2005 and an additional $15,186 on July 25, 2005. The balance owed American Capital was discharged by the bankruptcy court for the issuance of 23,795,237 shares of common stock.

During the quarter ending November 30, 2007 American Capital Holdings charged the Company $342,645 for services related to restructuring the Company and for reimbursing American Capital Holdings for legal fees incurred to assist in the preparation of the Plan of Reorganization. On November 30, 2007 the Company issued an additional 121,254,133 shares to American Capital Holdings, Inc. to settle $363,762 in debt for services incurred during the bankruptcy proceedings.

NOTE J - BUSINESS SEGMENTS

As of November 30, 2007 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE K - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $143,000 at November 30, 2007 and by approximately $139,000 at May 31, 2007 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court order a final decree and order closing case and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE L - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                                    November 30, 2007
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

                                    15

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE L - INCOME TAXES - (CONTINUED)

Through November 30, 2007, the Company had a federal income tax net operating loss carry forward of approximately $7,400,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2007 was approximately $7,400,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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


                                    17
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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















                                    18
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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







ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Comparison of Results of Operations - Six Months Ended November 30, 2007 vs. Six Months Ended November 30, 2006.

Revenue for the Three Months ended November 30, 2007 and 2006 was $0.

Depreciation expense, recorded in cost of sales was $0 for the six months ended November 30, 2007 and $110 for the six months ended November 30, 2006.

Total operating expenses for the six months ended November 30, 2007 was $367,710 compared to $9,601 for the six months ended November 30, 2006 due to the increase in attorney fees allocated from American Capital Holdings, Inc. for services rendered relating to the bankruptcy reorganization.

The operations for the six months ended November 30, 2007 resulted in a net loss of $367,710 versus a net loss of $9,601 recorded in the six months ended November 30, 2006.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of November 30, 2007 totals approximately $7,400,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of November 30, 2007.

Liquidity and Capital Resources

As of November 30, 2007, current assets totaled $11,069 compared to $9,230 at May 31, 2007. Notes Receivable from Related Companies increased from
8,544 at May 31, 2007 to $9,377 at November 30, 2007.

Net cash provided in operating activities was $2,694 for the six months ending November 30, 2007. Net cash used in operating activities was $5,117 for the six months ended November 30, 2006.

Financing activities provided net cash of $6,599 during the prior year six month period from financing received related companies. Financing activities used $1,688 during the current year six month period.

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

ITEM 2. Changes in Securities.
        On November 30, 2007 the Company issued 121,254,133 shares of Common Stock to American Capital Holdings, Inc. for services rendered.

ITEM 3. Defaults Upon Senior Securities.
        None

ITEM 4. Submission of Matters to a Vote of Security Holders.
        None

ITEM 5. Other Events.
        None

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

    Exhibit 3.1 Articles of Amendment to Articles of Incorporation of eCom eCom.com, Inc. dated Sept. 9, 2007 stating:
                     The number of common shares which the Corporation shall have the authority to issue is One Billion Five Hundred Million (1,500,000,000). The common shares shall have a par value of $.0001 per share. The Corporation is also authorized to issue Twenty Million (20,000,000) preferred shares. The preferred shares shall have a par value of $.0001 per share. The preferred shares will have voting rights and conversion rights that will be determined by the Board of Directors.
                  Incorporated by reference to Form 10Q for the period ending August 31, 2007 SEC Accession Number 0001000459-07-000009.

    Exhibit 31.1  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CE0 on page    29

    Exhibit 31.2  Certification required under Section 302 of
                  the Sarbanes-Oxley Act of 2002 by the CFO on page    30

    Exhibit 32    Certification of CEO and CFO Pursuant to
                  Section 906 of the Sarbanes-Oxley Act on page        31

                                     27
ECOM ECOM.COM, INC.


 (b) Reports on Form 8-K:

    none



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

January 10, 2007                    By:  /s/  Barney A. Richmond
                                      Barney A. Richmond,
                                      Chief Executive Officer

January 10, 2007                    By:  /s/  Richard C. Turner
                                      Richard C. Turner,
                                      Chief Financial Officer





























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

Date: January 10, 2007

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

Date: January 10, 2007

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


                                    30
Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      January 10, 2007


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      January 10, 2007




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