Form 10QSB
period 2008-02-29
ECOM ECOM COM INC
filed 2008-04-15
CIK 1000459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 29, 2008
                    Commission File Number 33-96638-A

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

As of February 29, 2008 the issuer had 248,649,733 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]



















eCom eCom.com, Inc.                 Form 10-QSB              February 29, 2008

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountant's Report                               3

          Balance Sheets:
              February 29, 2008 and May 31, 2007 (Unaudited)            4

          Statements of Operations:
              Nine Months Ended February 29, 2008 and February 28,
              2007  (Unaudited)                                         5

          Statements of Operations:
              Three Months Ended February 29, 2008 and February 28,
              2007  (Unaudited)                                         6

          Statements of Shareholders' Deficit:
              From May 31, 2005 through February 29, 2008 (Unaudited)   7

          Statements of Cash Flows:
              Nine Months Ended February 29, 2008 and February 28,
              2007  (Unaudited)                                         8

          Notes to Financial Statements                                10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    19

ITEM 3    CONTROLS AND PROCEDURES                                      26

PART II   OTHER INFORMATION

          ITEMS  1-6                                                   27

SIGNATURES AND CERTIFICATIONS                                          28

          Exhibit 31.1  Certification required under Section 302 of    29
                        the Sarbanes-Oxley Act of 2002 by the CE0

          Exhibit 31.2  Certification required under Section 302 of    30
                        the Sarbanes-Oxley Act of 2002 by the CFO

          Exhibit 32    Certification of CEO and CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act          31







                                      2
                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                      FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

           Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders eCom eCom.com, Inc.
Jupiter, Florida 33477

We have reviewed the accompanying Balance Sheets of eCom eCom.com, Inc. as of February 29, 2008 and May 31, 2007, and the related statements of operations, for the nine month periods ended February 29, 2008 and February 28, 2007, the statement of stockholders' deficit from May 31, 2005 through February 29, 2008, and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's current liabilities exceed the current assets by $15,335 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Wieseneck, Andres & Company, P.A.

North Palm Beach, FL
April 14, 2008






                                      3
eCOM eCOM.COM, INC
BALANCE SHEETS
(Unaudited)
                                             February 29, 2008    May 31, 2007
                                                ------------    ------------
                        ASSETS
Current Assets
  Cash                                             $       1        $     91
  Notes receivable - related parties                   9,358           8,544
  Prepaid expenses                                       595             595
                                                ------------    ------------
    Total Current Assets                               9,954           9,230
                                                ------------    ------------
Property and Equipment, net                                -               -
                                                ------------    ------------
      Total Assets                                 $   9,954       $   9,230
                                                ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise
  Postpetition trade accounts payable              $  20,273       $  18,399
  Postpetition loans from related parties              5,016         124,738
  Accrued postpetition expenses                            0           4,686
                                                ------------    ------------
    Total Liabilities Not Subject to Compromise       25,289         147,823
                                                ------------    ------------
Liabilities Subject to Compromise
  Prepetition trade accounts payable                       -               -
  Prepetition accrued expenses                             -               -
  Current portion of loans from related parties            -               -
  Prepetition interest accrued                             -               -
                                                ------------    ------------
   Total Liabilities Subject to Compromise                 -               -
                                                ------------    ------------
      Total Liabilities                               25,289         147,823
                                                ------------    ------------
Contingencies                                              -               -

Stockholders' Equity
  Common stock, $.0001 par value, 1.5 billion
    shares authorized, 248,649,733 and 89,707,821
    shares issued and outstanding                     24,865           8,970
  Paid-in capital                                  7,839,057       7,359,283
  Retained Earnings(Deficit)                      (7,879,257)     (7,506,846)
                                                ------------    ------------
    Total Stockholders' (Deficit)                    (15,335)       (138,593)
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity     $   9,954       $   9,230
                                                ============    ============



The accompanying notes are an integral part of these financial statements.


                                     4
ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Nine Months Ended
                                      February 29, 2008   February 28, 2007
                                        ______________      _______________
Revenues

  Net Sales                            $            0      $            0
  Cost of Sales                                     0                (110)
                                        ______________     _______________
      Gross Profit                                  0                (110)
                                        ______________     _______________
Other Operating Expenses
  General and administrative                  365,840             159,073
  Interest expense                              6,570                  10
                                        ______________     ______________
      Total Operating Expenses                372,410             159,083
                                        ______________     _______________
Loss from Operations                         (372,410)           (159,193)

Other Income (Expense)
  Comprehensive other Gain/Loss                     -                   -
                                        ______________     _______________
      Net Other Expenses                            -                   -
                                        ______________     _______________

Net Loss                                $    (372,410)      $    (159,193)
                                        ==============     ===============

Net Loss Per Common Share               $       (.003)      $       (.003)
                                        ==============     ===============

Weighted Average Shares Outstanding        137,915,362          49,955,112
                                        ==============     ===============













See accompanying summary of accounting policies, notes to financial statements.





                                        5

ECOM ECOM.COM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months Ended
                                      February 29, 2008   February 28, 2007
                                        ______________      _______________
Revenues

  Net Sales                            $            0      $            0
  Cost of Sales                                     0                   0
                                        ______________     _______________
      Gross Profit                                  0                   0
                                        ______________     _______________
Other Operating Expenses
  General and administrative                    3,257             149,592
  Interest expense                              1,444                   0
                                        ______________     _______________
      Total Operating Expenses                  4,701             149,592
                                        ______________     _______________
Loss from Operations                           (4,701)           (149,592)

Other Income (Expense)
  Comprehensive other Gain/Loss                     -                   -
                                        ______________     _______________
      Net Other Expenses                            -                   -
                                        ______________     _______________

Net Loss                                $      (4,701)      $    (149,592)
                                        ==============     ===============

Net Loss Per Common Share               $       (.000)      $       (.003)
                                        ==============     ===============

Weighted Average Shares Outstanding       233,527,734          49,955,112
                                        ==============     ===============













See accompanying summary of accounting policies, notes to financial statements.





                                        6

ECOM ECOM.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM MAY 31, 2005, THROUGH FEBRUARY 29, 2008


                                  ---------- Common Stock  -----------
                    Number      At      Add'l                    Total
                      of        Par    Paid In   Accumulated  Stockholder
                    Shares    Value    Capital    (Deficit)    (Deficit)
                  ----------  ------   -------  ------------  -----------
Balance,
 May 31, 2005     49,955,112  $4,995  $6,569,537 $(7,092,774) $ (518,242)

Net Loss                   -       -           -    (291,121)   (291,121)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2006     49,955,112   4,995   6,569,537  (7,383,895)   (809,363)

Stock issued per
 Bankrupcty order 39,752,709   3,975     789,746           -     793,721
 Dated 3/23/07

Net Loss                   -       -           -    (122,951)   (122,951)
                  ----------  ------   ---------  -----------  ----------
Balance,
 May 31, 2007     89,707,821   8,970   7,359,283  (7,506,846)   (138,593)

Stock issued for
 Bankrupcty fees 121,254,133  12,126     351,636           -     363,762

Stock issued for
 repayment of
 debt             37,687,779   3,769     128,138           -     131,907

Net Loss                   -       -           -    (372,410)   (367,710)
                  ----------  ------   ---------  -----------  ----------
 Feb. 29, 2008   248,649,733 $24,865  $7,839,057 $(7,879,256)  $ (10,634)
                 ===========  =======  =========  ===========  ==========














The accompanying notes are an integral part of these financial statements.



                                      7
eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Unaudited)


                                     February 29, 2008    February 28, 2007
                                       _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers         $          0       $        457
    Cash paid to suppliers and employees         (479)            (5,574)
    Refunds received from suppliers             2,779                  0
    Interest paid                                   0                  0
                                       _______________     _______________
        Net Cash Flows Used in
         Operating Activities                   2,300             (5,117)
                                       _______________     _______________
Cash Flows From Investing Activities
    Purchase of equipment                          (0)                (0)
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Investing Activities            (0)                (0)
                                       _______________     _______________
Cash Flows From Financing Activities
    Proceeds from note receivable                   0                  0
    Proceeds of loans from stockholders            31             50,219
    Repayment of loans to stockholders         (1,861)                 0
    Issuance of note receivable                  (560)                 0
                                       _______________     _______________
        Net Cash Flows Provided By
         (Used In) Financing Activities        (2,390)            50,219
                                       _______________     _______________
 Net Increase / (Decrease in Cash)                (90)            45,102

Cash and Cash Equivalents at
 Beginning of Period                               91                508
                                       _______________     _______________
Cash and Cash Equivalents at
 End of Period                              $       1          $  45,610
                                       ===============     ===============

Supplemental Disclosures
------------------------
Non-Cash transactions
  Stock issued for payment of services              0                  0

  Stock issued for repayment of debt                0                  0




See accompanying summary of accounting policies, notes to financial statements



                                     8
eCOM eCOM.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Unaudited)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities:


                                      February 29, 2008  February 28, 2007
                                        _______________   _______________

Net Loss                                    $ (372,410)     $   (159,193)
   Add items not requiring outlay of cash:
      Depreciation and amortization                  -               110
      Convert related party debt to equity     495,670
   Cash was increased by:
      Decrease in accounts receivable                -               457
      Decrease in prepaid expenses                   -            65,016
      Increase in accounts payable               1,874            34,433
      Increase in payable due related parties        -                 -
      Increase in accrued expenses                   -                 -
   Cash was decreased by:
      Decrease in payable due related parties (122,748)                 -
      Decrease in accrued expenses              (4,686)                -
                                        _______________   _______________
         Net Cash Flows Provided/ (Used)
            in Operating Activities         $    2,300       $    (5,117)
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

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American
                                    10
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

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

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree (See Exhibits 1 and 2) issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

In accordance with American Capital Holdings, Inc's August 22, 2006 8-K filing American Capital Holdings, Inc. plans to distribute the Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) common shares as a special reorganization disbursement property dividend to American Capital Holdings, Inc. shareholders. Pursuant to the Plan, the shares were issued by eCom at .026 per share. The shares are subject to forward or reverse splits and are currently being held in escrow. As previously mentioned in the August 22, 2006 8-K filing, the proposed record date for this proposed stock dividend was set five (5) business days subsequent to the Plan of Reorganization's final decree confirmation by the Bankruptcy Court. Due to the ten (10) day United States Bankruptcy Code notice requirements, the record date is set for 5:00 p.m. EST on April 14, 2008. This dividend is classified as a final eCom Plan of Reorganization disbursement property dividend, which will require the following instructions for each American Capital Holdings, Inc. shareholder.

1. In order to perfect delivery of your property dividend shares, if your shares are held in a brokerage account, you must have your broker forward to our offices verification of the amount of shares held in your account, your current mailing and e-mail addresses. The mailing address is required for proof of delivery of the dividend shares whereby we can file a final report with the United States Bankruptcy Court. The e-mail address is required for future communications regarding eCom and the other spin off companies.

2. If your shares are currently held individually in your name in certificate form, please notify American Capital Holdings, Inc. either through (a) United States regular mail at 1016 Clemmons Street, Suite 302, Jupiter, FL 33477-3305; or (b) by facsimile at 561.337.9356; or (c) by e-mail at dividend@achusa.com.

These Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) eCom escrowed shares will be distributed on a pro-rata basis based on completion of the above listed criteria.
                                    11
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS - (CONTINUED)

Due to the extensive amount of certificate and address preparation, the estimated date to begin mailing these dividend shares is April 30, 2008.

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

NOTE D - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment recorded in the financial statements at cost less depreciation as of Feb. 29, 2008 and May 31, 2007:
                                      February 29, 2008         May 31, 2007
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

NOTE F - LOANS FROM RELATED PARTIES, CURRENT PORTION

The non-interest bearing short term loans due on demand from related parties post petition, not subject to compromise, and prepetition, subject to compromise, at February 29, 2008 and May 31, 2007 are as follows:

                                                 Feb. 29, 2008   May 31, 2007
                                                 ------------    ------------

     Post petition                                 $   5,016        $ 124,739
     Prepetition                                           -                -
                                                  ----------       ----------
     Total Loans from Related Parties              $   5,016        $ 124,738
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

                                    13
ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE G - COST OF SALES

Included in the cost of sales are the following:
                                          February 29, 2008  February 28, 2007
                                            --------------     --------------
Depreciation                                            0                110
                                            --------------     --------------
        Total                                 $         0       $        110
                                            ==============     ==============

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company maintains office facilities leased by American Capital Holdings, Inc. American Capital Holdings has not charged any rent to eCom eCom.com during the nine months ending February 29, 2008 and February 28, 2007.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom website, www.ecomecom.net. The case was closed on March 28, 2008.


NOTE I - RELATED PARTY TRANSACTIONS

The Company has received cash advances from David J. Panaia, Chairman and CEO of the Company, until he passed away on March 20, 2005, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-collateralized and due on demand.

The entire amount of stockholder loans due Mr. Panaia was discharged by the bankruptcy court and distributed to the Estate of David J. Panaia on April 23, 2007 in return for the issuance of 7,500,000 shares of common stock. The balance owed to Mr. Panaia and his estate at both February 29, 2008 and May 31, 2007 is $0.

The Company has received cash advances from Richard Turner, CFO of the
Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand.
The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of
common stock at the agreed upon price of $.026 per share.   The balance owed to
Mr. Turner as of February 29, 2008 is $5,319.

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

NOTE J - BUSINESS SEGMENTS

As of February 29, 2008 the company no longer had consolidated business
segments.   The Paintball segment has been distributed to USA Performance
Products, Inc., the software segment has been distributed to eSecureSoft Company on June 4, 2004.

NOTE K - RECOVERABILITY OF ASSETS AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show that current liabilities exceed current assets by approximately $15,000 at February 29, 2008 and by approximately $139,000 at May 31, 2007 and that the Company has incurred net operating losses since inception. It is current managements intention to have the Bankruptcy Court order a final decree and order closing case and have the Company came out of Bankruptcy using the provisions of fresh start accounting and then acquire an operating company in order to provide value for the current stockholders.

NOTE L - INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                                    February 29, 2008
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
                                                     ==============

                                    15

ECOM ECOM.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE L - INCOME TAXES - (CONTINUED)

Through February 29, 2008, the Company had a federal income tax net operating loss carry forward of approximately $7,400,000 which will expire through the year 2023.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 29, 2008 was approximately $7,400,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2023.

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















                                    18
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine-month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree (See Exhibits 1 and 2) issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

In accordance with American Capital Holdings, Inc's August 22, 2006 8-K filing American Capital Holdings, Inc. plans to distribute the Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) common shares as a special reorganization disbursement property dividend to American Capital Holdings, Inc. shareholders. Pursuant to the Plan, the shares were issued by eCom at .026 per share. The shares are subject to forward or reverse splits and are currently being held in escrow. As previously mentioned in the August 22, 2006 8-K filing, the proposed record date for this proposed stock dividend was set five (5) business days subsequent to the Plan of Reorganization's final decree confirmation by the Bankruptcy Court. Due to the ten (10) day United States Bankruptcy Code notice requirements, the record date is set for 5:00 p.m. EST on April 14, 2008. This dividend is classified as a final eCom Plan of Reorganization disbursement property dividend, which will require the following instructions for each American Capital Holdings, Inc. shareholder.

1. In order to perfect delivery of your property dividend shares, if your shares are held in a brokerage account, you must have your broker forward to our offices verification of the amount of shares held in your account, your current mailing and e-mail addresses. The mailing address is required for proof of delivery of the dividend shares whereby we can file a final report with the United States Bankruptcy Court. The e-mail address is required for future communications regarding eCom and the other spin off companies.

                                    24
ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)

2. If your shares are currently held individually in your name in certificate form, please notify American Capital Holdings, Inc. either through (a) United States regular mail at 1016 Clemmons Street, Suite 302, Jupiter, FL 33477-3305; or (b) by facsimile at 561.337.9356; or (c) by e-mail at dividend@achusa.com.

These Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) eCom escrowed shares will be distributed on a pro-rata basis based on completion of the above listed criteria.

Due to the extensive amount of certificate and address preparation, the estimated date to begin mailing these dividend shares is April 30, 2008.

Prior to the distribution of the eCom shares, American Capital Holdings is going to verify that it is not deemed an underwriter by the SEC. If American Capital Holdings is deemed to be an underwriter of securities, additional registrations may be required which could delay the stock distribution.

Comparison of Results of Operations - Nine Months Ended February 29, 2008 vs. Nine Months Ended February 28, 2007.

Revenue for the Nine Months ended February 29, 2008 and Feb. 28, 2007 was $0.

Depreciation expense, recorded in cost of sales was $0 for the nine months ended February 29, 2008 and $110 for the nine months ended February 28, 2007.

Total operating expenses for the nine months ended February 29, 2008 was $372,410 compared to $159,073 for the nine months ended February 28, 2007 due to the increase in attorney fees allocated from American Capital Holdings, Inc. for services rendered relating to the bankruptcy reorganization.

The operations for the nine months ended February 29, 2008 resulted in a net loss of $372,410 versus a net loss of $159,193 recorded in the nine months ended February 28, 2007.

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of February 29, 2008 totals approximately $7,400,000. These carry-forwards will be available to offset future taxable income. If not used, the operating loss carry-forwards will expire from 2010 to 2019. The Company does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, deferred income tax assets have remained at $0 as of November 30, 2007.

Liquidity and Capital Resources

As of February 29, 2008, current assets totaled $9,954 compared to $9,230 at May 31, 2007. Notes Receivable from Related Companies increased from
8,544 at May 31, 2007 to $9,358 at February 29, 2008.

                                    25

ECOM ECOM.COM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION - (CONTINUED)


Net cash provided in operating activities was $2,300 for the nine months ending February 29, 2008. Net cash used in operating activities was $5,117 for the nine months ended February 28, 2007.

Financing activities used $2,390 of cash during the current year nine month period from financing received related companies. Financing activities provided $50,209 during the prior year nine month period.

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

                                    26

ITEM 3. CONTROLS AND PROCEDURES - (CONTINUED)

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


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree (See Exhibits 1 and 2) issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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

                                     27
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


 (b) Reports on Form 8-K:

     Form 8-K filed April 3, 2008
        accession number 0001000459-08-000002 stating:
        On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization.


        In accordance with American Capital Holdings, Inc's August 22, 2006 8-K filing American Capital Holdings, Inc. plans to distribute the Twenty Three Million Nine Hundred Ten Thousand Six Hundred Eighty (23,910,680) common shares as a special reorganization disbursement property dividend to American Capital Holdings, Inc. shareholders. Pursuant to the Plan, the shares were issued by eCom at .026 per share. The shares are subject to forward or reverse splits and are currently being held in escrow. As previously mentioned in the aforementioned August 22, 2006 8-K filing, the proposed record date for this proposed stock dividend was set five
        (5) business days subsequent to the Plan of Reorganization's final decree confirmation by the Bankruptcy Court. Due to the ten (10) day United States Bankruptcy Code notice requirements, the record date is set for April 14, 2008.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.
eCom eCom.com, Inc.

April 14, 2008                   By:  /s/  Barney A. Richmond
                                      Barney A. Richmond,
                                      Chief Executive Officer

April 14, 2008                   By:  /s/  Richard C. Turner
                                      Richard C. Turner,
                                      Chief Financial Officer

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

Date: April 14, 2008

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

Date: April 14, 2008

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


                                    30
Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of eCom eCom.com Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 29, 2008, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      Chief Executive Officer
      April 14, 2008


      /s/     Richard C. Turner

      Richard C. Turner
      Chief Financial Officer
      April 14, 2008




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