Form 10-Q
period 2008-08-31
ECOM ECOM COM INC
filed 2010-09-13
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-23617)

eCom eCom.com, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0538051 (IRS Employer Identification No.)

601 Seafarer Circle, Suite 402
Jupiter, Florida	33477-9053
(Address of principal executive offices)	(Zip code)
(561) 249-1354
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐
     As of September 1, 2010 there were 304,051,001 common shares of the registrant's common stock, par value $.0001 per share, outstanding.

eCom eCom.com, Inc.

INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three Month Periods Ended August 31, 2008 and 2007 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Equity (Deficit) for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended August 31, 2008 and 2007 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eCom eCom.com, Inc.

Condensed Balance Sheets

	August 31,2008	May 31, 2008
Assets	(unaudited)

Current Assets
Cash	$1	$1

Total current assets	1	1

Goodwill	19,322	19,322

Total assets	$19,323	$19,323

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$250	$250
Stockholder loans	53,264	6,762

Total current liabilities	53,514	7,012

Total liabilities	53,514	7,012

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 273,049,733 and 273,049,733 shares issued and outstanding, respectively	27,305	27,305
Paid-in-capital	13,320	13,320
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(47,791)	(1,289)

Total stockholders' equity (deficit)	(34,191)	12,311

Total liabilities and stockholders' equity (deficit)	$19,323	$19,323

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Operations

(unaudited)

	New eCom	Prior eCom
	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007
Net Sales	$0	$0
Cost of Sales	0	0

Gross profit	0	0

Operating expenses:
General & administrative	46,502	362,096

Total operating expenses	46,502	362,096

Loss from operations	(46,502)	(362,096)

Other Expense
Interest expense	0	(2,548)

Other Expense	0	(2,548)

Net Loss	$(46,502)	$(364,644)

Basic and Diluted
Net loss per common share	$(.000)	$(.004)

Weighted-average shares outstanding:	273,049,733	89,707,821

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
	Number of Shares	at Par Value $.0001
Balance March 28, 2008 (Date of Bankruptcy Effectiveness)	270,249,733	$27,025	$0	$(27,025)	$0	$0
Issuance of common stock for repayment of note	2,800,000	280	13,320	0	0	13,600
Net loss 2008	0	0	0	0	(1,289)	(1,289)

Balance May 31, 2008	273,049,733	27,305	13,320	(27,025)	(1,289)	12,311
Net loss three months ended August 31, 2008	0	0	0	0	(46,502)	(46,502)

Balance August 31, 2008	273,049,733	$27,305	$13,320	$(27,025)	$(47,791)	$(34,191)

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Cash Flows

(unaudited)

	New eCom	Prior eCom
	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007
Cash flows from operating activities:
Net loss	$(46,502)	$(364,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	46,502	364,644

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	1	91

Cash at end of period	$1	$91

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Notes to Condensed Financial Statements

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2008 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of August 31, 2008 is $5,335.

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

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2008 and 2007 is approximately $45,000 and $0 respectively.  As of August 31, 2008 the Company owed approximately $47,000 to American Capital Holdings, Inc., these amounts were settled in September 2008 with the issuance of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2008 and 2007 was $0 and $0 respectively.

Total operating expenses for the three months ended August 31, 2008 was $46,502 compared to $362,096 for the three months ended August 31, 2007 resulting from higher legal and administrative expenses incurred during the three months ended August 31, 2007 as the bankruptcy final order was issued on March 28, 2008.

The operations for the three months ended August 31, 2008 resulted in a net loss of $46,502 versus a net loss of $364,644 recorded in the three months ended August 31, 2007.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2008.  That note is hereby incorporated by reference into this Part 1, Item 2.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Accounting Pronouncements That We Have Not Yet Adopted

For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures
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

(b) CEO and CFO Certifications

Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

(c) Our Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of eCom eCom.com's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(d) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

(e) Inherent Limitations of Any Control System

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended August 31, 2008.
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCom eCom.com, Inc.
Date: September 10, 2010	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)