Form 10-Q
period 2008-11-30
ECOM ECOM COM INC
filed 2010-09-13
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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

Yes ☒   No ☐
     As of August 1, 2010 there were 304,051,001 common shares of the registrant's common stock, par value $.0001 per share, outstanding.

eCom eCom.com, Inc.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eCom eCom.com, Inc.

Condensed Balance Sheets

	November 30, 2008	May 31, 2008
Assets	(unaudited)

Current Assets
Cash	$1	$1

Total current assets	1	1

Goodwill	19,322	19,322

Total assets	$19,323	$19,323

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$250	$250
Stockholder loans	6,762	6,762

Total current liabilities	7,012	7,012

Total liabilities	7,012	7,012

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 273,049,733 shares issued and outstanding, respectively	30,405	27,305
Paid-in-capital	13,320	13,320
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(94,293)	(1,289)

Total stockholders' equity	12,311	12,311

Total liabilities and stockholders' equity	$19,323	$19,323

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Operations

(unaudited)

	New eCom		Prior eCom
	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007
Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative (1)	46,502	93,004	487	362,584

Total operating expenses	46,502	93,004	487	362,584

Loss from operations	(46,502)	(93,004)	(487)	(362,584)

Other Expense
Interest expense	0	0	(2,578)	(5,126)

Other Expense	0	0	(2,578)	(5,126)

Net Loss	$(46,502)	$(93,004)	$(3,065)	$(367,710)

Basic and Diluted
Net loss per common share	$(.001)	$(.000)	$(.001)	$(.004)

Weighted-average shares outstanding:	296,215,516	284,569,330	89,707,821	89,707,821

(1) Includes stock based compensation of $46,502 and $93,004 for the three and six months ended November 30, 2008, respectively and $363,762 for each of the three and six months ended November 30, 2007.

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
	Number of Shares	at Par Value $.0001
Balance March 28, 2008 (Date of Bankruptcy Effectiveness)	270,249,733	$27,025	$0	$(27,025)	$0	$0
Issuance of common stock for repayment of note	2,800,000	280	13,320	0	0	13,600
Net loss 2008	0	0	0	0	(1,289)	(1,289)

Balance May 31, 2008	273,049,733	27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss six months ended November 30, 2008	0	0	0	0	(93,004)	(93,004)

Balance November 30, 2008	304,051,001	$30,405	$103,224	$(27,025)	$(94,293)	$12,311

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Cash Flows

(unaudited)

	New eCom	Prior eCom
	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007
Cash flows from operating activities:
Net loss	$(93,004)	$(367,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	93,004	363,762
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	0	6,642

Net cash provided by operating activities	0	2,694

Cash Flows From Financing Activities
Repayment of related company loan	0	(1,688)

Net cash provided by operating activities	0	(1,688)

Net decrease in cash	0	1,006

Cash at beginning of period	1	91

Cash at end of period	$1	$1,097

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2008 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of November 30, 2008 is $5,335.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc. and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three and six months ended November 30, 2008 is approximately $46,000 and $93,000, respectively.

These expenses were paid with the issuance of 31,001,268  shares of common stock during the six months ended November 30,  2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2008 and 2007 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2008 was $93,004 compared to $362,584 for the six months ended November 30, 2007 resulting from higher legal and administrative expenses incurred during the six months ended November 30, 2007 as the bankruptcy final order was issued on March 28, 2008.

The operations for the six months ended November 30, 2008 resulted in a net loss of $93,004 versus a net loss of $367,710 recorded in the six months ended November 30, 2007.

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
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the six months ended November 30, 2008.
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