Form 10-Q
period 2009-02-28
ECOM ECOM COM INC
filed 2010-09-13
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

eCom eCom.com, Inc.

INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three and Nine Month Periods Ended February 28, 2009 and February 29, 2008 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2009 and February 29, 2008 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eCom eCom.com, Inc.

Condensed Balance Sheets

	February 28, 2009	May 31, 2008
Assets	(unaudited)

Current Assets
Cash	$1	$1

Total current assets	1	1

Goodwill	19,322	19,322

Total assets	$19,323	$19,323

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$100	$250
Stockholder loans	7,003	6,762

Total current liabilities	7,103	7,012

Total liabilities	7,103	7,012

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 273,049,733 shares issued and outstanding, respectively	30,405	27,305
Paid-in-capital	103,224	13,320
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(94,384)	(1,289)

Total stockholders' equity	12,220	12,311

Total liabilities and stockholders' equity	$19,323	$19,323

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Operations

(unaudited)

	New eCom		Prior eCom
	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008
Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative (1)	91	93,095	3,257	365,840

Total operating expenses	91	93,095	3,257	365,840

Loss from operations	(91)	(93,095)	(3,257)	(365,840)

Other Expense
Interest expense	0	0	(1,444)	(6,570)

Other Expense	0	0	(1,444)	(6,570)

Net Loss	$(91)	$(93,095)	$(4,701)	$(372,410)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.000)	$(.003)

Weighted-average shares outstanding:	304,051,001	290,991,859	233,527,734	137,915,362

(1) Includes stock based compensation of $0 and $93,004 for the three and nine months ended February 28, 2009, respectively and $0 and $363,762 for the three and nine months ended February 29, 2008, respectively.

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
	Number of Shares	at Par Value $.0001
Balance March 28, 2008 (Date of Bankruptcy Effectiveness)	270,249,733	$27,025	$0	$(27,025)	$0	$0
Issuance of common stock for repayment of note	2,800,000	280	13,320	0	0	13,600
Net loss 2008	0	0	0	0	(1,289)	(1,289)

Balance May 31, 2008	273,049,733	27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss nine months ended February 28, 2009	0	0	0	0	(93,095)	(93,095)

Balance February 28, 2009	304,051,001	$30,405	$103,224	$(27,025)	$(94,384)	$12,220

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Cash Flows

(unaudited)

	New eCom	Prior eCom
	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008
Cash flows from operating activities:
Net loss	$(93,095)	$(372,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	93,004	363,762
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	91	8,558

Net cash provided by operating activities	0	(90)

Net decrease in cash and cash equivalents	0	(90)

Cash and cash equivalents at beginning of period	1	91

Cash and cash equivalents at end of period	$1	$1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at February 28, 2009 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of February 28, 2009 is $5,576.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc. and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three and nine months ended February 28, 2009 is approximately $0 and $93,000, respectively.

These expenses were paid with the issuance of 31,001,268  shares of common stock during the nine months ended February 28,  2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the Nine Months ended February 28, 2009 and February 29, 2008 was $0 and $0 respectively.

Total operating expenses for the Nine Months ended February 28, 2009 was $93,004 compared to $362,584 for the Nine Months ended February 29, 2008 resulting from higher legal and administrative expenses incurred during the nine months ended February 29, 2008 as the bankruptcy final order was issued on March 28, 2008.

The operations for the Nine Months ended February 28, 2009 resulted in a net loss of $93,004 versus a net loss of $367,710 recorded in the Nine Months ended February 29, 2008.

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
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended February 28, 2009.
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