Form 10-K
period 2009-05-31
ECOM ECOM COM INC
filed 2010-09-13
CIK 1000459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

When used in this report, the terms "eCom", "we", "our", "us" and "the Company" refer to eCom eCom.com, Inc. except where the context otherwise requires or as otherwise indicated.

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

Notwithstanding, due to matters management was not privy to at the time, things with the proposed merger with a Jupiter based PCAOB registered firm was never consummated. On or about May 29, 2009, management was advised by Mr. Andres that Wieseneck & Andres, P.A. was merging with a New York based accounting firm named Fuoco Group, LLC ("Fuoco") and Fuoco would be the firm taking over all of the companies' audits, including A Super Deal.Com, Inc. During the next several weeks, management focused on preparation of the forthcoming May 31, 2008 10K filings, which required the then forthcoming audits by a PCAOB registered accounting firm. However, in early September, 2009, after reviewing the PCAOB website to check the status of the Fuoco accounting firm, management discovered Fuoco was not a PCAOB registered auditing firm. Management also discovered that Mr. Thomas B. Andres, CPA and his firm, Wieseneck & Andres, P.A. ("the firm") were, individually as well as his accounting firm, were disbarred by the PCAOB on April 22, 2008 via PCAOB Release No.105-2008-001. The result of this PCAOB April 22, 2008 Release No. 105-2008-001 was Mr. Thomas B. Andres and the firm (Wieseneck & Andres, P.A.) could not be affiliated with any PCAOB firm for a period of two (2) years. A copy of the PCAOB Release No. 105-2008-001 is attached herein as Exhibit No. 99.15. Based on the contents contained in the two (2) above described PCAOB letters both dated February 15, 2008 from PCAOB Director Claudius Modesti and PCAOB General Counsel, J. Gordon Seymour, Management was totally blindsided by this discovery. Neither anyone from the PCAOB nor anyone from Wieseneck & Andres, P.A. gave the American Capital Holdings, Inc., eCom or the spin-off companies any type of notice whatsoever about the new 105-2008-001 PCAOB Release, which were the same allegations made in the PCAOB 104-2005-117 Release.

During the remainder of the entire month of September 2009, management did considerable legal, tax and accounting background research issues regarding the unsupported background facts of the findings stated in the PCAOB Release No 105- 2008-001. Management believes Thomas B. Andres, CPA as well as Wieseneck & Andres, P.A. and the PCAOB entered into this consent order without examining the actual real facts with respect to all applicable Federal IRS Statutes. Additionally, management was unilaterally denied the opportunity to meet with the PCAOB to discuss the issues brought up in PCAOB Release No. 104-2005-117 and was led to believe there was "no ongoing process with respect to its content", as advised in J. Gordon Seymour's February 15, 2008 correspondence. The PCAOB was established via the Sarbanes-Oxley Act as a division within the SEC.

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

Due to the above described PCAOB transactions and the March 28, 2008 Bankruptcy Court Order of Final Decree we are requesting a waiver of the prior auditor consent requirement pursuant to SEC Regulation C Rule 47.

The Company's main office is located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477, and the telephone number is (561) 249.1354.

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

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2009, for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 was $0

Total operating expenses for the year ended May 31, 2009 was $93,553 compared to $445,376 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 was $445,376. The decrease in costs was due to legal fees for the bankruptcy proceedings being charge during the period from June 1, 2007 through March 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

	May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2008	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Net cash provided by operating activities	$(1)	$0	$(90)
Net cash provided by investing activities	0	0	0
Net cash provided by financing activities	0	0	0
Net decrease in cash	(1)	0	(90)
Cash at end of period	0	1	1

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets May 31, 2009 and 2008	F-3

Statements of Operations Twelve Months Ended May 31, 2009, for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness)	F-4

Statement of Changes in Stockholders' Equity (Deficit) for the Periods from June 1, 2007 through May 31, 2009	F-5

Statements of Cash Flows for the Twelve Months Ended May 31, 2009, for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness)	F-6

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eCom eCom.com, Inc.

Jupiter, Florida

We have audited the accompanying balance sheets of eCom eCom.com, Inc., as of May 31, 2009 and 2008, and the related statements of operations and cash flows for the twelve months ended May 31, 2009, for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness), and statement of changes in stockholders' equity (deficit) for the period from June 1, 2007 through May 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc., as of May 31, 2009 and 2008 and the results of its operations and cash flows for the twelve months ended May 31, 2009, for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness), and statement of changes in stockholders' equity (deficit) for the period from June 1, 2007 through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ D. Brooks and Associates CPA's, P.A.

West Palm Beach, Florida

September 10, 2010

eCOM eCOM.COM, INC.

BALANCE SHEETS

	May 31, 2009	May 31, 2008
Assets

Current Assets
Cash	$0	$1

Total current assets	0	1

Goodwill	19,322	19,322

Total assets	$19,322	$19,323

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$550	$250
Stockholder loans	7,010	6,762

Total current liabilities	7,560	7,012

Total liabilities	7,560	7,012

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 273,049,733 shares issued and outstanding, respectively	30,405	27,305
Paid-in-capital	103,224	13,320
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(94,842)	(1,289)

Total stockholders' equity	11,762	12,311

Total liabilities and stockholders' equity	$19,322	$19,323

The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.

STATEMENTS OF OPERATIONS

	New eCom		Prior eCom
	Twelve Months Ended May 31, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0

Operating expenses:
General & administrative (1)	93,553	1,289	445,376

Total operating expenses	93,553	1,289	445,376

Loss from operations	(93,553)	(1,289)	(445,376)

Other Income (Expense)
Interest expense	0	0	(6,570)
Forgiveness of debt	0	0	19,727

Net Other Income (Expense)	0	0	13,156

Net Loss	$(93,553)	$(1,289)	$(432,220)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.003)

Weighted-average shares outstanding:	294,283,479	271,299,733	149,469,542

(1) Includes stock based compensation of $93,004, $0, and $101,968

The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.0001
Balance May 31, 2007	89,707,821	$8,970	$7,359,283	$		$(7,506,846)	$(138,593)
Issuance of common stock for bankruptcy related fees	146,424,133	14,643	437,214		0	0	451,857
Issuance of common stock for repayment of notes	34,117,779	3,412	105,200		0	0	108,612
Adjustment for par value in excess of reorganization value	0	0	(7,901,697)		(27,025)	7,948,044	19,322
Net loss May 31, 2007 through March 28, 2008	0	0	0		0	(441,198)	(441,198)

Balance March 28, 2008 (date of bankruptcy effectiveness)	270,249,733	27,025	0		(27,025)	0	0
Issuance of common stock for repayment of note	2,800,000	280	13,320		0	0	13,600
Net loss 2008	0	0	0		0	(1,289)	(1,289)

Balance May 31, 2008	273,049,733	27,305	13,320		(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904		0	0	93,004
Net loss 2009	0	0	0		0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	$30,405	$103,224		$(27,025)	$(94,842)	$11,762

The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.

STATEMENTS OF CASH FLOWS

	New eCom		Prior eCom
	Twelve Months Ended May 31, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness)Through May 31, 2008	Period from June 1, 2007 Through March 28, 2008 (Date of Bankruptcy Effectiveness)
Cash flows from operating activities:
Net loss	$(93,553)	$(1,289)	$(441,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of related party note receivable	0	0	8,978
Stock-based compensation	93,004	0	451,857
Gain on forgiveness of debt	0	0	(19,727)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	548	1,289	0

Net cash used in operating activities	(1)	0	(90)

Net decrease in cash	(1)	0	(90)

Cash at beginning of period	1	1	91

Cash at end of period	$0	$1	$1

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2009 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of May 31, 2009 is $5,584.

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

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2009, for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) is approximately $93,000,  $0 and $451,857, respectively.

These expenses were paid with the issuance of 31,001,268, 2,800,000 and 146,424,133 shares of common stock for the twelve months ended May 31, 2009, for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness), respectively.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2009, and $0 for period from March 28, 2008 (date of bankruptcy effectiveness) to May 31, 2008, and $19,931 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness). Audit fees for the years ending May 31, 2010 and 2009 will be paid during the fiscal year ending May 31, 2011 as new registered auditors are retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2009, and $0 for period from March 28, 2008 (date of bankruptcy effectiveness) to May 31, 2008, and $0 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB) (1)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB) (1)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal.com to provide legal analysis for their "spin-off" share issuance. (2)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (2)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (2)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (2)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (2)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom. (2)
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (2)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (2)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (2)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (2)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (2)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (2)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (2)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (2)

(1) Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001000459-10-000004)

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