Form 10-Q
period 2009-11-30
ECOM ECOM COM INC
filed 2010-09-13
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

eCom eCom.com, Inc.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eCom eCom.com, Inc.

Condensed Balance Sheets

	November 30, 2009	May 31, 2009
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$550	$550
Stockholder loans	7,010	7,010

Total current liabilities	7,560	7,560

Total liabilities	7,560	7,560

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,405,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(94,842)	(94,842)

Total stockholders' equity	11,762	11,762

Total liabilities and stockholders' equity	$19,322	$19,322

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Operations

(unaudited)

	Quarter Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008

Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative (1)	0	46,502	0	93,004

Total expenses	0	46,502	0	93,004

Loss from operations	0	(46,502)	0	(93,004)

Net Loss	$0	$(46,502)	$0	$(93,004)

Basic and Diluted
Earnings per common share	$.000	$(.000)	$.000	$(.000)

Weighted-average shares outstanding:	304,051,001	296,215,516	304,051,001	284,569,330

(1) Includes stock based compensation of $0 for each of the three and six months ended November 30, 2009, and $46,502 and $93,004 for the three and six months ended November 30, 2008, respectively

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Stockholders' Equity

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss six months ended November 30, 2009	0	0	0	0	0	0

Balance November 30, 2009	304,051,001	$30,405	$103,224	$(27,025)	$(94,842)	$11,762

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008
Cash flows from operating activities:
Net loss	$0	$(93,004)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	0	93,004

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	1

Cash at end of period	$0	$1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2009 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of November 30, 2009 is $5,584.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc. and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company is $0 for each of the three and six month periods ended November 30, 2009 and $46,502 and $93,004 for the three and six months ended November 30, 2008,  respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2009 and 2008 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2009 was $0 compared to $93,004 for the six months ended November 30, 2008 resulting from not being able to complete SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.  The Company will incur audit and administrative costs during the year ended May 31, 2011 as new PCAOB registered accountants are engaged.

The operations for the six months ended November 30, 2009 resulted in a net income of $0 versus a net loss of $93,004 recorded in the six months ended November 30, 2008.

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
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the six months ended November 30, 2009.
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