Form 10-K
period 2010-05-31
ECOM ECOM COM INC
filed 2010-09-13
CIK 1000459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.    Yes  ☐    No   ☒Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

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

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2010 and for the year ended May 31, 2009 was $0.

Total operating expenses for the year ended May 31, 2010 was $458 compared to $93,553 for the year ended May 31, 2009 resulting from not being able to complete SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.  The Company will incur audit and administrative costs during the year ended May 31, 2011 as new PCAOB registered accountants were engaged.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the fiscal year ended	May 31, 2010	May 31, 2009
Net cash provided by operating activities	$0	$(3)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	0	0
Net decrease in cash	0	(3)
Cash at end of year	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Jupiter, Florida

We have audited the accompanying balance sheets of eCom eCom.com, Inc., as of May 31, 2010 and 2009, and the related statements of operations and cash flows for the twelve months ended May 31, 2010 and 2009 , and statement of changes in stockholders' equity for the period from June 1, 2008 through May 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom eCom.com, Inc., as of May 31, 2010 and 2009 and the results of its operations and cash flows for the twelve months ended May 31, 2010 and 2009, and the statement of changes in stockholders' equity from June 1, 2008 through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ D. Brooks and Associates CPA's, P.A.

West Palm Beach, Florida

September 10, 2010

eCOM eCOM.COM, INC.

BALANCE SHEETS

	May 31, 2010	May 31, 2009
Assets
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,000	$550
Stockholder loans	7,018	7,010

Total current liabilities	8,018	7,560

Total liabilities	8,018	7,560

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,405,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(95,300)	(94,842)

Total stockholders' equity	11,304	11,762

Total liabilities and stockholders' equity	$19,322	$19,322

The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2010	2009
Net Sales	$0	$0
Cost of Sales	0	0

Gross Profit	0	0

Operating expenses:
General & Administrative (1)	458	93,553

Total operating expenses	458	93,553

Loss from operations	(458)	(93,553)

Net loss	$(458)	$(93,553)

Basic and Diluted
Net loss per common share	$(.000)	$(.001)

Weighted-average shares outstanding:	304,051,001	294,283,479

(1) Includes stock based compensation of $0 and $93,004.

The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(95,300)	$11,304

The accompanying notes are an integral part of these financial statements.

eCOM eCOM.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2010	2009
Cash flows from operating activities:
Net Loss	$(458)	$(93,553)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	0	93,004
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	458	548

Net cash use in operating activities	0	(1)

Net decrease in cash	0	(1)

Cash at beginning of year	0	1

Cash at end of year	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("FASB SFAS 168").  SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2010 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of May 31, 2010 is $5,592.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc. and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company is $0 for the year ended May 31, 2010 and $93,004 for the year ended May 31, 2009,  respectively.

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

Name and Address	Number of Shares Owned	% of Shares Outstanding
Barney A. Richmond, Director & President (1)	1,153,846	5.2%
Jupiter, FL

Richard C. Turner, Director, Treasurer (2)	10,112,979	3.3%
Palm Beach Gardens, FL

Estate of David J. Panaia (3)	15,687,459	5.2%
Palm Beach Gardens, FL

American Capital Holdings, Inc.	166,649,370	54.8%
Jupiter, FL

All Directors & Executive Officers as a group	11,266,825	3.7%
(2 persons)

(1) Includes a stock dividend of 4,528,339 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Richmond being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

(2) Includes a stock dividend of 131,272 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Turner being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

(3) David J. Panaia, an officer and director of the Company, passed away on March 20, 2005, was the beneficial owner of 400,000 shares held in the name of the Panaia Family Trust and 41,500 shares held in the name of Barbara Panaia, wife of David Panaia. On April 23, 2007 7,500,000 shares were issued to the estate of David J. Panaia.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2010, and $0 for the fiscal year ended May 31, 2009. Audit fees for the years ending May 31, 2010 and 2009 will be paid during the fiscal year ending May 31, 2011 as new registered auditors are retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2010, and $0 for the fiscal year ended May 31, 2009.

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