Form 10-Q
period 2010-08-31
ECOM ECOM COM INC
filed 2010-10-15
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

Yes ☒   No ☐
     As of October 1, 2010 there were 304,051,001 common shares of the registrant's common stock, par value $.0001 per share, outstanding.

eCom eCom.com, Inc.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eCom eCom.com, Inc.

Condensed Balance Sheets

	August 31, 2010	May 31, 2010
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$100	$1,000
Stockholder loans	16,018	7,018

Total current liabilities	16,118	8,018

Total liabilities	16,118	8,018

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,405,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(103,400)	(95,300)

Total stockholders' equity	3,204	11,304

Total liabilities and stockholders' equity	$19,322	$19,322

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
Net Sales	$0	$0
Cost of Sales	0	0

Gross profit	0	0

Operating expenses:
General & administrative	8,100	0

Total operating expenses	8,100	0

Loss from operations	(8,100)	0

Net Loss	$(8,100)	$0

Basic and Diluted
Net loss per common share	$(.000)	$(.000)

Weighted-average shares outstanding:	304,051,001	304,051,001

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Stockholders' Equity

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(95,300)	$11,304
Net loss three months ended August 31, 2010	0	0	0	0	(8,100)	(8,100)

Balance August 31, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(103,400)	$3,204

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
Cash flows from operating activities:
Net loss	$(8,100)	$0
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	0	0
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	8,100	0

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Notes to Condensed Financial Statements

Note A. Description of Business

The Company was incorporated in the State of Florida on June 14, 1994. eCom.Com, Inc. ("eCom") is referred to as "the Company",  or "eCom". On September 20, 2008 the Company moved its main office to 601 Seafarer Circle, Suite 402, Jupiter, FL 33477-3305, and the telephone number changed to (561) 249-1354.

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

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2010 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of August 31, 2010 is $5,592.  The balance owed to Barney A. Richmond as of August 31, 2010 is $1,739.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2010 and 2009 is $8,100 and $0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2010 and 2009 was $0 and $0 respectively.

Total operating expenses for the three months ended August 31, 2010 was $8,100 compared to $0 for the three months ended August 31, 2009,  resulting from completing SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.

The operations for the three months ended August 31, 2010 resulted in a net loss of $8,100 versus a net loss of $0 recorded in the three months ended August 31, 2009.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the period May 31, 2010.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2010 Form 10-K.

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

eCom eCom.com, Inc.
Date: October 15, 2010	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)