Form 10-Q
period 2010-11-30
ECOM ECOM COM INC
filed 2010-12-27
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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

Yes ☒   No ☐
     As of December 27, 2010 there were 304,051,001 common shares of the registrant's common stock, par value $.0001 per share, outstanding.

eCom eCom.com, Inc.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eCom eCom.com, Inc.

Condensed Balance Sheets

	November 30, 2010	May 31, 2010
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$100	$1,000
Stockholder loans	19,518	7,018

Total current liabilities	19,618	8,018

Total liabilities	19,618	8,018

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,405,001 shares issued and outstanding, respectively. Preferred shares, $.0001 par value 20,000,000 preferred shares authorized 0 preferred shares outstanding.	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(106,900)	(95,300)

Total stockholders' equity (deficit)	(296)	11,304

Total liabilities and stockholders' equity (deficit)	$19,322	$19,322

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Operations

(unaudited)

	Quarter Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009

Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative (1)	3,500	0	11,600	0

Total expenses	3,500	0	11,600	0

Loss from operations	(3,500)	0	(11,600)	0

Net Loss	$(3,500)	$0	$(11,600)	$0

Basic and Diluted
Earnings per common share	$(.000)	$.000	$(.000)	$.000

Weighted-average shares outstanding:	304,051,001	304,051,001	304,051,001	304,051,001

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Stockholders' Equity

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(95,300)	$11,304
Net loss six months ended November 30, 2010	0	0	0	0	(11,600)	(11,600)

Balance November 30, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(106,900)	$(296)

See accompanying notes to condensed financial statements.

eCom eCom.com, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
Cash flows from operating activities:
Net loss	$(11,600)	$0
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	0	0
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	11,600	0

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2010 of approximately $7,400,000, expiring through May 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of November 30, 2010 is $5,592.  The balance owed to Barney A. Richmond as of November 30, 2010 is $1,739.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2010 and 2009 is $11,600 and $0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2010 and 2009 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2010 was $11,600 compared to $0 for the six months ended November 30, 2009,  resulting from completing SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.   The company is currently retaining the accounting services of Lake & Associates CPA's, LLC with headquarters in Schaumburg, Illinois.  Costs for the new registered accountants will be reflected on the financial statements for the year ended May 31, 2011.

The operations for the six months ended November 30, 2010 resulted in a net loss of $11,600 versus a net loss of $0 recorded in the six months ended November 30, 2009.

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

eCom eCom.com, Inc.
Date: December 27, 2010	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)