Form 10-Q
period 2011-02-28
GREEN ENERGY GROUP INC.
filed 2011-04-14
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-23617)

Green Energy Group, Inc.

f/k/a eCom eCom.com, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0538051 (IRS Employer Identification No.)

1150 S. US Highway 1, Suite 301
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

Yes ☒   No ☐
     As of March 14, 2011 there were 304,051,001 common shares of the registrant's common stock, par value $.0001 per share, outstanding.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Energy Group, Inc.
(f/k/a eCom eCom.com, Inc.)

Condensed Balance Sheets

	February 28, 2011	May 31, 2010
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$7,650	$1,000
Stockholder loans	23,018	7,018

Total current liabilities	30,668	8,018

Total liabilities	30,668	8,018

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,405,001 shares issued and outstanding, respectively. Preferred shares, $.0001 par value 20,000,000 preferred shares authorized 0 preferred shares outstanding.	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(117,950)	(95,300)

Total stockholders' equity (deficit)	(11,346)	11,304

Total liabilities and stockholders' equity (deficit)	$19,322	$19,322

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Operations

(unaudited)

	Quarter Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010

Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative	11,050	0	22,650	0

Total expenses	11,050	0	22,650	0

Loss from operations	(11,050)	0	(22,650)	0

Net Loss	$(11,050)	$0	$(22,650)	$0

Basic and Diluted
Earnings per common share	$(.000)	$.000	$(.000)	$.000

Weighted-average shares outstanding:	304,051,001	304,051,001	304,051,001	304,051,001

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Stockholders' Equity

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	13,320	(27,025)	(1,289)	12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(95,300)	$11,304
Net loss nine months ended February 28, 2011	0	0	0	0	(22,650)	(22,650)

Balance February 28, 2011	304,051,001	$30,405	$103,224	$(27,025)	$(117,950)	$(11,346)

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
Cash flows from operating activities:
Net loss	$(22,650)	$0
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	0	0
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	22,650	0

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Notes to Condensed Financial Statements

Note A. Description of Business

The Company was incorporated in the State of Florida on June 14, 1994. Green Energy Group, Inc. (f/k/a eCom.Com, Inc.) ("GEG" and "eCom") is referred to as "the Company". On February 28, 2011 the Company moved its main office to 1150 S. US Highway One, Suite 301, Jupiter, FL 33477-3305, and the telephone number changed to (561) 249-1354.  Also on February 28, 2011 the Board of Directors approved the name change of eCom eCom.com, Inc. to Green Energy Group, Inc.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. We have not issued any instruments resulting in potential common shares outstanding.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at February 28, 2011 of approximately $7,400,000, expiring through May 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of February 28, 2011 is $5,592.  The balance owed to Barney A. Richmond as of February 28, 2011 is $1,739.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2011 and 2010 is $22,650 and $0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended February 28, 2011 and 2010 was $0 and $0 respectively.

Total operating expenses for the nine months ended February 28, 2011 was $22,650 compared to $0 for the nine months ended February 28, 2010,  resulting from completing SEC required filings, after the Company's prior PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years. Costs for the new registered accountants will be reflected on the financial statements during the year ended May 31, 2011.

The operations for the nine months ended February 28, 2011 resulted in a net loss of $22,650 versus a net loss of $0 recorded in the nine months ended February 28, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Articles of Amendment to Articles of Incorporation. Changing name of Corporation to Green Energy Group, Inc. dated February 28, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Energy Group, Inc. (f/k/a eCom eCom.com, Inc.)
Date: April 14, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)