Form 10-Q/A
period 2010-11-30
GREEN ENERGY GROUP INC.
filed 2012-07-16
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number (000-23617)

GREEN ENERGY GROUP, INC.

(f/k/a eCom eCom.com, Inc.)

 (Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0538051 (IRS Employer Identification No.)

1150 S. US Highway 1, Suite 302
Jupiter, Florida	33477-7236
(Address of principal executive offices)	(Zip code)
(561) 249-1354
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of July 13, 2012 there were 304,051,001 common shares of the registrant's common stock, par value $.0001 per share, outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report Form 10-Q of Green Energy Group, Inc. for the quarterly period ended November 30, 2010 is to resubmit the filing after being reviewed by the Company's new PCAOB registered independent auditing firm.  The Company is correcting Item 4. Controls and Procedures to include Management's Report on Internal Control over Financial Reporting.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Balance Sheets

	November 30, 2010	May 31, 2010
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$100	$1,000
Stockholder loans	19,518	7,018

Total current liabilities	19,618	8,018

Total liabilities	19,618	8,018

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	0	0
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,051,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(106,900)	(95,300)

Total stockholders' equity (deficit)	(296)	11,304

Total liabilities and stockholders' equity (deficit)	$19,322	$19,322

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Operations

(unaudited)

	Quarter Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009

Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative (1)	3,500	0	11,600	0

Total expenses	3,500	0	11,600	0

Loss from operations	(3,500)	0	(11,600)	0

Net Loss	$(3,500)	$0	$(11,600)	$0

Basic and Diluted
Earnings per common share	$(.000)	$.000	$(.000)	$.000

Weighted-average shares outstanding:	304,051,001	304,051,001	304,051,001	304,051,001

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	$13,320	$(27,025)	$(1,289)	$12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss year ended May 31, 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	30,405	103,224	(27,025)	(95,300)	11,304
Net loss six months ended November 30, 2010	0	0	0	0	(11,600)	(11,600)

Balance November 30, 2010	304,051,001	$30,405	$103,224	$(27,025)	$(106,900)	$(296)

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
Cash flows from operating activities:
Net loss	$(11,600)	$0
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	0	0
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	11,600	0

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Notes to Condensed Financial Statements

Note A. Description of Business

The Company was incorporated in the State of Florida on June 14, 1994. Green Energy Group, Inc. (f/k/a eCom.Com, Inc.) ("GEG" and "eCom") is referred to as "the Company". On February 28, 2011 the Company moved its main office to 1150 S. US Highway One, Suite 302, Jupiter, FL 33477-3305, and the telephone number changed to (561) 249-1354.  Also on February 28, 2011 the Board of Directors approved the name change of eCom eCom.com, Inc. to Green Energy Group, Inc.

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

On November 29, 2004 an involuntary petition was filed against eCom in the United States Southern District Bankruptcy Court  under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who had not been paid. Most importantly, the proceedings enabled Mr. Richmond to initiate reorganization plans in an effort to restore the shareholder value lost by approximately 5,000 shareholders. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on eCom's website, www.ecec.us.

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

Note B. Summary of Significant Accounting Policies - (continued)

REVENUE RECOGNITION

Revenue from the sale of products is recognized at the time the products are shipped.

CASH

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

GOODWILL

The Company recorded goodwill as a result of applying fresh start accounting on the date the Company emerged from Bankruptcy. See Note C. We review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. On May 31, 2011 if was determined that the carrying value of goodwill should be reduced as there were no cash flows to support the valuation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2010 of approximately $7,400,000, expiring through May 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of November 30, 2010 is $5,592.  The balance owed to Barney A. Richmond as of November 30, 2010 is $1,739.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2010 and 2009 is $11,600 and $0, respectively.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net  loss for the six months ended November 30, 2010 of $11,600. The total accumulated deficit as of November 30, 2010 was $100,900. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note H. Subsequent Events

As part of the Company's assessment of the fair value of goodwill, on May 31, 2011 it was determined that the carrying value of goodwill should be reduced as there were no cash flows to support the valuation.

Carrying Value of Goodwill March 28, 2008	$19,322
Impairment loss recorded on May 31, 2011	(19,322)
Implied fair value of goodwill as of May 31, 2011	$0

On June 29, 2012 the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934. The Administrative Proceeding File No 3-14932 listed the Company as being delinquent in its periodic filings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2010 and 2009 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2010 was $11,600 compared to $0 for the six months ended November 30, 2009,  resulting from completing SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.  During the year ending May 31, 2011 the company retained the accounting services of D. Brooks and Associates CPA's, P.A. During December 2011 the company retained the accounting services of Pybus & Company, P.A. with headquarters in West Palm Beach, Florida.  Costs for the new registered accountant will be reflected on the financial statements for the year ended May 31, 2013.

The operations for the six months ended November 30, 2010 resulted in a net loss of $11,600 versus a net loss of $0 recorded in the six months ended November 30, 2009.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the period May 31, 2010.  That note is hereby incorporated by reference into this Part 1, Item 2.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Accounting Pronouncements That We Have Not Yet Adopted

For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of November 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of November 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the six months ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of November 30, 2010.
PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Energy Group, Inc. (f/k/a eCom eCom.com, Inc.)
Date: July 13, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)