Form 10-K
period 2011-05-31
GREEN ENERGY GROUP INC.
filed 2012-07-16
CIK 1000459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER (000-23617)

GREEN ENERGY GROUP, INC.

(f/k/a eCom eCom.com, Inc.)

(Exact name of registrant as specified in its charter)

FLORIDA	65-0538051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 S US Highway 1, Suite 302 Jupiter, FL	33477-7236
(Address of principal executive offices)	(Zip Code)

(561) 249-1354

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:   NONE

Title of Each Class	Name of Each Exchange on Which Registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class
Common Stock, par value .0001 per share CUSIP NUMBER: 39304J-109 TRADING SYMBOL: ECEC PRIOR CUSIP NUMBER: 27889U-102 (eCom eCom.com, Inc.)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates:  $ 607,460

Shares of Common Stock outstanding as of July 13, 2012: 304,051,001 shares of common stock, $.0001 Par Value, outstanding.

GREEN ENERGY GROUP, INC.

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

When used in this report, the terms "Green Energy Group", "GEG", "we," "our," "us," and "the Company" refer to Green Energy Group, Inc. (f/k/a eCom eCom.com, Inc.) except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

The Company was incorporated in the State of Florida on June 14, 1994.  On February 25, 2011 the company acquired the name Green Energy Group, Inc., on February 28, 2011 the company changed its name to Green Energy Group, Inc.  On May 1, 2008 the Company moved its main office to 1150 S. US Highway 1, Suite 302, Jupiter, FL 33477-7236, and the telephone number changed to (561) 249-1354.   Green Energy Group, Inc. "GEG" is referred to as "the Company",  or "eCom" for events occurring before May 2011.

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

A detailed history is available on the Company's 10KSB filing of May 31, 2006, SEC accession number 0001000459-06-000005.

On August 18, 2006 the 'Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc.' was filed with the United States Southern District Bankruptcy Court.

GREEN ENERGY GROUP, INC.

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

A transcript of the March 12, 2007 confirmation hearing is attached as exhibit 99.8. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007. This order may also be viewed at the eCom website www.ecec.us under the bankruptcy news information link. Two post confirmation status conferences were held on May 14, 2007 and June 12, 2007 to consider the fee applications of the attorney fees of Kluger, Peretz, Kaplan & Berlin, PL and the outside auditor fees of Wieseneck, Andres & Co.

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

GREEN ENERGY GROUP, INC.

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

On August 18, 2006, a Joint Plan of Reorganization was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Joint Plan of Reorganization can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the August 18, 2006 entry.

On August 25, 2006, a Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Disclosure Statement can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the August 25, 2006 entry. A copy of this Disclosure Statement is appended herein as Exhibit 99.5.

On December 28, 2006 an Order was entered titled "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(II) SETTING HEARING ON CONFIRMATION OF PLAN; (III) SETTING HEARING ON FEE APPLICATIONS;(IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this five (5) part Order can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the December 28, 2006 entry described as "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(11) SETTING HEARING ON CONFIRMATION OF PLAN; (111) SETTING HEARING ON FEE APPLICATIONS; (IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this Order, Disclosure Statement etc. is affixed herein as Exhibit No. 99.6.

On January 3, 2007, Joint Plan Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Disclosure Statement. A copy of this Disclosure Statement can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2006 entry described as First Amended Disclosure Statement. This Disclosure Statement was reviewed by the SEC on numerous occasions (with many comments/suggestions) and was ultimately approved by the Court, which is further described herein and below.

GREEN ENERGY GROUP, INC.

ITEM 1.	BUSINESS - CONTINUED

On January 3, 2007, Joint Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Joint Plan of Reorganization ("The Plan"). A copy of this Plan can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2007 entry described as First Amended Joint Plan of Reorganization. A copy of the Plan of Reorganization is appended herein as Exhibit No 99.7.

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

GREEN ENERGY GROUP, INC.

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

A Confirmation hearing was held on March 12, 2007. In attendance of the hearing was Ms. Denyese Heffner, representing the United States Department of Justice U.S. Trustee's Office, Mr. Gordon Robinson, Esq. representing the United States Securities & Exchange Commission ("SEC"), Mr. Michael D. Seese, representing eCom eCom.com, Inc. and Mr. Mark W. Fisher, Esq. representing American Capital Holdings, Inc. The result of this hearing was court approval and confirmation for eCom and the subsidiaries Plan of Reorganization. A copy of the court transcript is attached as Exhibit No. 99.8. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and Joint Plan Proponent American Capital Holdings, Inc., as Modified, was signed by the Honorable Judge Steven H. Friedman on March 23, 2007 and is attached as Exhibit 99.9. This Confirmation Order may also be viewed at the eCom website www.ecec.us under the bankruptcy link.

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

GREEN ENERGY GROUP, INC.

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

GREEN ENERGY GROUP, INC.

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

GREEN ENERGY GROUP, INC.

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

Notwithstanding, due to matters management was not privy to at the time, things with the proposed merger with a Jupiter based PCAOB registered firm was never consummated. On or about May 29, 2009, management was advised by Mr. Andres that Wieseneck & Andres, P.A. was merging with a New York based accounting firm named Fuoco Group, LLC ("Fuoco") and Fuoco would be the firm taking over all of the companies' audits, including the spin-off companies. During the next several weeks, management focused on preparation of the forthcoming May 31, 2008 10K filings, which required the then forthcoming audits by a PCAOB registered accounting firm. However, in early September, 2009, after reviewing the PCAOB website to check the status of the Fuoco accounting firm, management discovered Fuoco was not a PCAOB registered auditing firm. Management also discovered that Mr. Thomas B. Andres, CPA and his firm, Wieseneck & Andres, P.A. ("the firm") were, individually as well as his accounting firm, were disbarred by the PCAOB on April 22, 2008 via PCAOB Release No.105-2008-001. The result of this PCAOB April 22, 2008 Release No. 105-2008-001 was Mr. Thomas B. Andres and the firm (Wieseneck & Andres, P.A.) could not be affiliated with any PCAOB firm for a period of two (2) years. A copy of the PCAOB Release No. 105-2008-001 is attached herein as Exhibit No. 99.15. Based on the contents contained in the two (2) above described PCAOB letters both dated February 15, 2008 from PCAOB Director Claudius Modesti and PCAOB General Counsel, J. Gordon Seymour, Management was totally blindsided by this discovery. Neither anyone from the PCAOB nor anyone from Wieseneck & Andres, P.A. gave the American Capital Holdings, Inc., eCom or the spin-off companies any type of notice whatsoever about the new 105-2008-001 PCAOB Release, which were the same allegations made in the PCAOB 104-2005-117 Release.

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

GREEN ENERGY GROUP, INC.

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

On August 5, 2010 the company entered into a audit engagement with a PCAOB registered accounting firm known as D. Brooks and Associates CPA's, P.A.

On November 9, 2011 the audit committee authorized the engagement of Alan R. Swift, CPA, P.A. ("Swift") as the Company's registered independent accountants.

On December 12, 2011 the Company dismissed Swift as the Company's independent registered public accounting firm.  On December 12, 2011, the audit committee of the Company's Board of Directors authorized the appointment of the firm Pybus & Company, P.A. ("Pybus") to serve as the Registrant's independent registered public accounting firm for the fiscal years ending May 31, 2011 and 2012.

The Company's main office is located at 1150 S. US Highway 1, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 249-1354.

For complete bankruptcy proceedings and filings see the ecec.us web site and click on "Bankruptcy News Information" towards the top of the web page.

ITEM 1.	BUSINESS - CONTINUED

The Company does not have any off-balance sheet arrangements.

EMPLOYEES: The Company does not have any employees.

ITEM 1A.	RISK FACTORS

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

The Company does not own any real property. As of May 31, 2011, the Company was located at 1150 S. US Highway 1,  Suite 302, Jupiter, Florida 33477 consisting of approximately 1,000 square feet of office space which was provided by a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock:

Our common stock is currently quoted on the OTCQB under the symbol "ECEC."

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

Quarter Ending	High	Low
5/2011	$.0089	$.0026
2/2011	$.0075	$.0030
11/2010	$.0170	$.0050
8/2010	$.0030	$.0008

Quarter Ending	High	Low
5/2010	$.0019	$.0007
2/2010	$.0025	$.0004
11/2009	$.0020	$.0005
8/2009	$.0020	$.0010

Quarter Ending	High	Low
5/2009	$.0060	$.0030
2/2009	$.0020	$.0010
11/2008	$.0040	$.0010
8/2008	$.0070	$.0030

Security Holders: The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.   The Company is authorized to issue 20 million preferred shares.  The preferred shares have a par value of $.0001 per share.  The preferred shares will have voting rights and conversion rights that will be determined by the Board of Directors.

Dividends: There have been no cash dividends declared or paid since the inception of the Company, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2011 and for the year ended May 31, 2010 was $0.

Total operating expenses for the year ended May 31, 2011 was $26,350 compared to $458 for the year ended May 31, 2010 resulting from not being able to complete SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.  The Company incurred audit and administrative costs during the year ended May 31, 2011 as new PCAOB registered accountants were engaged.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the fiscal year ended	May 31, 2011	May 31, 2010
Net cash provided by operating activities	$(19,700)	$0
Net cash provided by investing activities	0	0
Net cash provided by financing activities	19,700	0
Net decrease in cash	0	0
Cash at end of year	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The page numbers for the financial statement categories are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

Green Energy Group, Inc.  (f/k/a eCom eCom.com, Inc.)

We have audited the accompanying balance sheets of Green Energy Group, Inc. (f/k/a eCom eCom.com, Inc.) as of May 31, 2011 and 2010, and the related statements of operations and cash flows for the years ended May 31, 2011 and 2010, and its statement of changes in stockholders' deficit for the period June 1, 2008 through May 31, 2011.  Green Energy Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Group, Inc. as of May 31, 2011 and 2010, and the results of its operations and cash flows for the years ended May 31, 2011 and 2010 and its statement of changes in stockholders' deficit for the period June 1, 2008 through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note G the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

July 13, 2012

GREEN ENERGY GROUP, INC.

BALANCE SHEETS

	May 31, 2011	May 31, 2010
Assets
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill (net)	0	19,322

Total assets	$0	$19,322

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,650	$1,000
Stockholder loans	26,718	7,018

Total current liabilities	34,368	8,018

Total liabilities	34,368	8,018

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	0	0
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,051,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(140,972)	(95,300)

Total stockholders' equity (deficit)	(34,368)	11,304

Total liabilities and stockholders' equity	$0	$19,322

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2011	2010
Net Sales	$0	$0
Cost of Sales	0	0

Gross Profit	0	0

Operating expenses:
General & Administrative	26,350	458

Total operating expenses	26,350	458

Loss from operations	(26,350)	(458)

Other Income (Expense)
Loss on impairment	(19,322)	0

Other Income (Expense)	(19,322)	0

Net loss	$(45,672)	$(458)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)

Weighted-average shares outstanding:	304,051,001	304,051,001

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	$13,320	$(27,025)	$(1,289)	$12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss year ended May 31, 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	30,405	103,224	(27,025)	(95,300)	11,304
Net loss year ended May 31, 2011	0	0	0	0	(45,672)	(45,672)

Balance May 31, 2011	304,051,001	$30,405	$103,224	$(27,025)	$(140,972)	$(34,368)

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(45,672)	$(458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment of goodwill	19,322	0
Changes in operating assets and liabilities
Increase (decrease) to accounts payable and accrued expenses	6,650	458

Net cash used in operating activities	(19,700)	0

Cash Flows From Investing Activities
Purchase of property and equipment	0	0

Net cash used in investing activities	0	0

Cash Flows From Financing Activities
Stockholder loan	19,700	0

Net cash provided by financing activities	19,700	0

Net increase (decrease) in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note A. Description of Business

The Company was incorporated in the State of Florida on June 14, 1994. On February 25, 2011 the company acquired the name Green Energy Group, Inc., on February 28, 2011 the company changed its name to Green Energy Group, Inc. On June 1, 2011 the Company moved its main office to 1150 S. US Highway 1, Suite 302, Jupiter, FL 33477-7236, and the telephone number changed to (561) 249-1354. Green Energy Group, Inc. "GEG" is referred to as "the Company", or "eCom" for events occurring before May 2011.

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

GOODWILL

The Company recorded goodwill as a result of applying fresh start accounting on the date the Company emerged from Bankruptcy. See Note C. We review the carrying amount of goodwill for impairment on an annual basis. Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable. During the year ended May 31, 2011 if was determined that the carrying value of goodwill should be reduced as there were no cash flows to support the valuation.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2011. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105 - Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

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

Identifiable Assets of New eCom on March 28, 2008
Cash	$1
Liabilities of New eCom on March 28, 2008 (Date of Bankruptcy Effectiveness):	(19,323)
Excess Reorganization Value	$19,322

During the year ended May 31, 2011 if was determined that the carrying value of goodwill should be reduced as there were no cash flows to support the valuation.

Carrying Value of Goodwill May 31, 2011	$19,322
Impairment loss recorded on May 31, 2011	(19,322)
Implied fair value of goodwill on May 31, 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2011 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of May 31, 2011 is $5,607.  The balance owed to Mr. Richmond, CEO of the Company as of May 31, 2011 is $1,923.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc. and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company is $18,600 for the year ended May 31, 2011 and $0 for the year ended May 31, 2010,  respectively.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net  loss for the year ended May 31, 2011 of $26,350. The total accumulated deficit as of May 31, 2011 was $121,650. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On August 5, 2010 the company entered into a audit engagement with a PCAOB registered accounting firm known as D. Brooks and Associates CPA's, P.A.  On October 6, 2010, the Company was notified by D. Brooks and Associates CPA's, P.A. ("Brooks") of their resignation as the Company's independent registered public accounting firm.  On October 6, 2010 the Company's Board of Directors approved the resignation of Brooks. On November 9, 2011 Alan R. Swift, CPA, P.A. ("Swift") was appointed to serve as the Company's independent registered public accounting firm by the Company's audit committee.  The Company did not sign an engagement letter with Swift.

On December 12, 2011, the audit committee of the Company's Board of Directors authorized the appointment of the firm Pybus & Company, P.A. ("Pybus") to serve as the Registrant's independent registered public accounting firm for the fiscal years ending May 31, 2010,  2011 and 2012.

ITEM 9A	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9A	CONTROLS AND PROCEDURES - (continued)

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of May 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Name	Age	Positions Held
Barney A. Richmond	60	Chairman / President / Secretary / Director
Richard C. Turner	52	Treasurer / Director

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $7,550 for the fiscal year ended May 31, 2011, and $0 for the fiscal year ended May 31, 2010.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2011, and $0 for the fiscal year ended May 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB) (1)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB) (1)
3.3	Articles of Amendment to Articles of Incorporation. Authorizing 20,000,000 Preferred Shares. dated September 9, 2007. (2)
3.31	Articles of Amendment to Articles of Incorporation. Changing name of Corporation to Green Energy Group, Inc. dated February 28, 2011. (4)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal.com to provide legal analysis for their "spin-off" share issuance. (3)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (3)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (3)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (3)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (3)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (3)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom. (3)
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (3)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (3)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (3)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (3)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (3)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (3)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (3)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (3)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (3)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (3)

(1) Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

(2) Incorporated by reference to Form 10-QSB for the quarter ended August 31, 2007 Exhibit 3.1. (SEC accession number 0001000459-07-000009)

(3) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001000459-10-000003)

(4) Incorporated by reference to the form 10-Q for the period ending February 28, 2011 filed with the SEC on April 14, 2011 SEC Accession No. 0001000459-11-000006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on July 13, 2012.

GREEN ENERGY GROUP, INC. (f/k/a eCom eCom.com, Inc) (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	July 13, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	July 13, 2012