Form 10-Q/A
period 2011-02-28
GREEN ENERGY GROUP INC.
filed 2012-07-17
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-23617)

GREEN ENERGY GROUP, INC.

(f/k/a eCom eCom.com, Inc.)

 (Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0538051 (IRS Employer Identification No.)

1150 S. US Highway 1, Suite 302
Jupiter, Florida	33477-9053
(Address of principal executive offices)	(Zip code)
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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report Form 10-Q of Green Energy Group, Inc. for the quarterly period ended February 28, 2011 is to resubmit the filing after being reviewed by the Company's new PCAOB registered independent auditing firm.    The Company is correcting Item 4. Controls and Procedures to include Management's Report on Internal Control over Financial Reporting.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Energy Group, Inc.
(f/k/a eCom eCom.com, Inc.)

Condensed Balance Sheets

	February 28, 2011	May 31, 2010
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill	19,322	19,322

Total assets	$19,322	$19,322

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$7,650	$1,000
Stockholder loans	23,018	7,018

Total current liabilities	30,668	8,018

Total liabilities	30,668	8,018

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,405,001 shares issued and outstanding, respectively. Preferred shares, $.0001 par value 20,000,000 preferred shares authorized 0 preferred shares outstanding.	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(117,950)	(95,300)

Total stockholders' equity (deficit)	(11,346)	11,304

Total liabilities and stockholders' equity (deficit)	$19,322	$19,322

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Operations

(unaudited)

	Quarter Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010

Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative	11,050	0	22,650	0

Total expenses	11,050	0	22,650	0

Loss from operations	(11,050)	0	(22,650)	0

Net Loss	$(11,050)	$0	$(22,650)	$0

Basic and Diluted
Earnings per common share	$(.000)	$.000	$(.000)	$.000

Weighted-average shares outstanding:	304,051,001	304,051,001	304,051,001	304,051,001

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	$13,320	$(27,025)	$(1,289)	$12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss year ended May 31, 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	30,405	103,224	(27,025)	(95,300)	11,304
Net loss nine months ended February 28, 2011	0	0	0	0	(22,650)	(22,650)

Balance February 28, 2011	304,051,001	$30,405	$103,224	$(27,025)	$(117,950)	$(11,346)

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

(f/k/a eCom eCom.com, Inc.)

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
Cash flows from operating activities:
Net loss	$(22,650)	$0
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	0	0
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	22,650	0

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at February 28, 2011 of approximately $7,400,000, expiring through May 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of February 28, 2011 is $5,592.  The balance owed to Barney A. Richmond as of February 28, 2011 is $1,739.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2011 and 2010 is $22,650 and $0, respectively.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net  loss for the nine months ended February 28, 2011 of $22,650. The total accumulated deficit as of February 28, 2011 was $117,950. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended February 28, 2011 and 2010 was $0 and $0 respectively.

Total operating expenses for the nine months ended February 28, 2011 was $22,650 compared to $0 for the nine months ended February 28, 2010,  resulting from completing SEC required filings, after the Company's prior PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years. During the year ending May 31, 2011 the company retained the accounting services of D. Brooks and Associates CPA's, P.A. During December 2011 the company retained the accounting services of Pybus & Company, P.A. with headquarters in West Palm Beach, Florida.  Costs for the new registered accountant will be reflected on the financial statements for the year ended May 31, 2013.

The operations for the nine months ended February 28, 2011 resulted in a net loss of $22,650 versus a net loss of $0 recorded in the nine months ended February 28, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of February 28, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of February 28, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the nine months ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of February 28, 2011.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Articles of Amendment to Articles of Incorporation. Changing name of Corporation to Green Energy Group, Inc. dated February 28, 2011. (1)

(1) incorporated by reference to the form 10-Q for the period ending February 28, 2011 filed with the SEC on April 14, 2011 SEC Accession No. 0001000459-11-000006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Energy Group, Inc. (f/k/a eCom eCom.com, Inc.)
Date: July 13, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)