Form 10-Q
period 2011-11-30
GREEN ENERGY GROUP INC.
filed 2012-07-17
CIK 1000459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

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

Green Energy Group, Inc.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Energy Group, Inc.

Condensed Balance Sheets

	November 30, 2011	May 31, 2011
Assets	(unaudited)
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill (net)	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,650	$7,650
Stockholder loans	35,818	26,718

Total current liabilities	43,468	34,368

Total liabilities	43,468	34,368

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	0	0
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,051,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(150,072)	(140,972)

Total stockholders' equity (deficit)	(43,468)	(34,368)
)
Total liabilities and stockholders' equity	$0	$0

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

Condensed Statements of Operations

(unaudited)

	Quarter Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Net Sales	$0	$0	$0	$0
Cost of Sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General & administrative	5,600	3,500	9,100	11,600

Total expenses	5,600	3,500	9,100	11,600

Loss from operations	(5,600)	(3,500)	(9,100)	(11,600)

Net Loss	$(5,600)	$(3,500)	$(9,100)	$(11,600)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.000)	$(.000)

Weighted-average shares outstanding:	304,051,001	304,051,001	304,051,001	304,051,001

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.0001
Balance May 31, 2008	273,049,733	$27,305	$13,320	$(27,025)	$(1,289)	$12,311
Issuance of common stock for services	31,001,268	3,100	89,904	0	0	93,004
Net loss year ended May 31, 2009	0	0	0	0	(93,553)	(93,553)

Balance May 31, 2009	304,051,001	30,405	103,224	(27,025)	(94,842)	11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	30,405	103,224	(27,025)	(95,300)	11,304
Net loss year ended May 31, 2011	0	0	0	0	(45,672)	(45,672)

Balance May 31, 2011	304,051,001	30,405	103,224	(27,025)	(140,972)	(34,368)
Net loss six months ended November 30, 2011	0	0	0	0	(9,100)	(9,100)

Balance November 30, 2011	304,051,001	$30,405	$103,224	$(27,025)	$(150,072)	$(43,468)

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010
Cash flows from operating activities:
Net loss	$(9,100)	$(11,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment of goodwill	0	0
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	9,100	11,600

Net cash provided by operating activities	0	0

Net decrease in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to condensed financial statements.

Green Energy Group, Inc.

Notes to Condensed Financial Statements

Note A. Description of Business

The Company was incorporated in the State of Florida on June 14, 1994. eCom.Com, Inc. ("eCom") is referred to as "the Company",  or "eCom".  On June 1, 2010 the Company moved its main office to 1150 S. US Highway 1, Suite 301, Jupiter, FL 33477-7236, and the telephone number changed to (561) 249-1354.

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

Carrying Value of Goodwill March 28, 2008	$19,322
Impairment loss recorded on May 31, 2011	(19,322)
Implied fair value of goodwill as of November 30, 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2011 of approximately $7,400,000, expiring through May 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of November 30, 2011 is $5,592.  The balance owed to Barney A. Richmond as of November 30, 2011 is $1,739.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2011 and 2010 is $11,600 and $0, respectively.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net  loss for the six months ended November 30, 2011 of $9,100. The total accumulated deficit as of November 30, 2011 was $150,072. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2011 and 2010 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2011 was $9,100 compared to $11,600 for the six months ended November 30, 2010,  resulting from completing SEC required filings, after the Company's PCAOB registered independent accountant was suspended from filing reports as of April 22, 2008 for a period of two years.   During December 2011, the company retained the accounting services of Pybus & Company P.A. with headquarters in West Palm Beach, Florida.  Costs for the new registered accountant will be reflected on the financial statements for the year ended May 31, 2013.

The operations for the six months ended November 30, 2011 resulted in a net loss of $9,100 versus a net loss of $11,600 recorded in the six months ended November 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of November 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of November 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the six months ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of November 30, 2011.
PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.xml	XBRL Document ecec-20111130.xml

Exhibit 101.xsd	XBRL Schema Document ecec-20111130.xsd

Exhibit 101.lab	XBRL Labels Linkbase Document ecec-20111130_lab.xml

Exhibit 101.pre	XBRL Presentation Linkbase Document ecec-20111130_pre.xml

Exhibit 101.def	XBRL Definition Linkbase Document ecec-20111130_def.xml

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Energy Group, Inc.
Date: July 13, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)