Form 10-K
period 2012-05-31
GREEN ENERGY GROUP INC.
filed 2012-08-14
CIK 1000459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates:  $ 430,745

Shares of Common Stock outstanding as of August 13, 2012: 304,051,001 shares of common stock, $.0001 Par Value, outstanding.

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

The Company's main office is located at 1150 S. US Highway 1, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 249-1354.

For complete bankruptcy proceedings and filings see the ecec.us web site and click on "Bankruptcy News Information" towards the top of the web page.

The Company does not have any off-balance sheet arrangements.

GREEN ENERGY GROUP, INC.

ITEM 1.	BUSINESS - CONTINUED

EMPLOYEES: The Company does not have any employees.

ITEM 1A.	RISK FACTORS

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

The Company does not own any real property. As of May 31, 2012, the Company was located at 1150 S. US Highway 1,  Suite 302, Jupiter, Florida 33477 consisting of approximately 1,000 square feet of office space which was provided by a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock:

As of June 29, 2012, due to non-compliance with the filing requirements of the Securities and Exchange Commission, our common stock has been currently delisted from trading on the OTCPK under the symbol "ECEC."  The Company plans on keeping current with its filing requirements now that the Company has retained PCAOB registered accountants.

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

Quarter Ending	High	Low
5/2012	$.0080	$.0035
2/2012	$.0060	$.0030
11/2011	$.0065	$.0035
8/2011	$.0065	$.0040

Quarter Ending	High	Low
5/2011	$.0089	$.0026
2/2011	$.0075	$.0030
11/2010	$.0170	$.0050
8/2010	$.0030	$.0008

Quarter Ending	High	Low
5/2010	$.0019	$.0007
2/2010	$.0025	$.0004
11/2009	$.0020	$.0005
8/2009	$.0020	$.0010

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2012 and for the year ended May 31, 2011 was $0.

Total operating expenses for the year ended May 31, 2012 was $16,820 compared to $26,350 for the year ended May 31, 2011 were expenses incurred in preparing SEC filings and costs incurred for operations and stock transfer services.  The Company incurred audit expenses during the year ended May 31, 2012 as new PCAOB registered accountants were engaged.   The Company also incurred costs for stock transfer services during the prior two years ended May 31, 2012.

The Company incurred net losses for the year ended May 31, 2012 of $16,820 compared to $45,672 for the year ended May 31, 2011.  During the year ended May 31, 2011 goodwill was impaired resulting in a loss of $19,322

LIQUIDITY AND CAPITAL RESOURCES

As of and for the fiscal year ended	May 31, 2012	May 31, 2011
Net cash provided by operating activities	$(16,820)	$(19,700)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	16,820	19,700
Net decrease in cash	0	0
Cash at end of year	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To the Board of Directors and Stockholders of

Green Energy Group, Inc.  (f/k/a eCom eCom.com, Inc.)

We have audited the accompanying balance sheets of Green Energy Group, Inc. (f/k/a eCom eCom.com, Inc.) as of May 31, 2012 and 2011, and the related statements of operations, and cash flows for the years ended May 31, 2012 and 2011 and its statement of changes in stockholders' deficit for the period June 1, 2009 through May 31, 2012.  Green Energy Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Group, Inc. as of May 31, 2012 and 2011, and the results of its operations and cash flows for the years ended May 31, 2012 and 2011 and its statement of changes in stockholders' deficit for the period June 1, 2009 through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

August 13, 2012

GREEN ENERGY GROUP, INC.

BALANCE SHEETS

	May 31, 2012	May 31, 2011
Assets
Current Assets
Cash	$0	$0

Total current assets	0	0

Goodwill (net)	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,650	$7,650
Stockholder loans	43,538	26,718

Total current liabilities	51,188	34,368

Total liabilities	51,188	34,368

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	0	0
Common stock, $.0001 par value; 1,500,000,000 shares authorized; 304,051,001 and 304,051,001 shares issued and outstanding, respectively	30,405	30,405
Paid-in-capital	103,224	103,224
Par value in excess of reorganization value	(27,025)	(27,025)
Accumulated deficit	(157,792)	(140,972)

Total stockholders' equity (deficit)	(51,188)	(34,368)

Total liabilities and stockholders' equity	$0	$0

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2012	2011
Net Sales	$0	$0
Cost of Sales	0	0

Gross Profit	0	0

Operating expenses:
General & Administrative	16,820	26,350

Total operating expenses	16,820	26,350

Loss from operations	(16,820)	(26,350)

Other Income (Expense)
Loss on impairment	0	(19,322)

Other Income (Expense)	0	(19,322)

Net loss	$(16,820)	$(45,672)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)

Weighted-average shares outstanding:	304,051,001	304,051,001

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Paid-in-Capital	Par Value in Excess of Reorganization Value	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
	Number of Shares	at Par Value $.0001
Balance May 31, 2009	304,051,001	$30,405	$103,224	$(27,025)	$(94,842)	$11,762
Net loss year ended May 31, 2010	0	0	0	0	(458)	(458)

Balance May 31, 2010	304,051,001	30,405	103,224	(27,025)	(95,300)	11,304
Net loss year ended May 31, 2011	0	0	0	0	(45,672)	(45,672)

Balance May 31, 2011	304,051,001	30,405	103,224	(27,025)	(140,972)	(34,368)
Net loss year ended May31, 2012	0	0	0	0	(16,820)	(16,820)

Balance May 31, 2012	304,051,001	$30,405	$103,224	$(27,025)	$(157,792)	$(51,188)

The accompanying notes are an integral part of these financial statements.

GREEN ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,820)	$(45,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment of goodwill	0	19,322
Changes in operating assets and liabilities
Increase (decrease) to accounts payable and accrued expenses	0	6,650

Net cash used in operating activities	(16,820)	(19,700)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0

Net cash used in investing activities	0	0

Cash Flows From Financing Activities
Stockholder loan	16,820	19,700

Net cash provided by financing activities	16,820	19,700

Net increase (decrease) in cash	0	0

Cash at beginning of period	0	0

Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

Note B. Summary of Significant Accounting Policies - (continued)

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended May 31, 2012 and 2011.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2012. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("FASB SFAS 168").  SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands forAccounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

RECENTLY ISSUED ACCOUNTING STANDARDS - (CONTINUED)

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105-Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

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

Carrying Value of Goodwill March 28, 2008	$19,322
Impairment loss recorded on May 31, 2011	(19,322)
Implied fair value of goodwill as of May 31, 2012 and 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2012 of approximately $7,400,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to September 1, 2001. These related party loans were non-collateralized and due on demand. The interest portion of these notes has stopped accruing interest after the company was adjudicated bankrupt. The balance owed Mr. Turner of $140,233 was discharged by the bankruptcy court for the issuance of 5,393,579 shares of common stock at the agreed upon price of $.026 per share. The balance owed to Mr. Turner as of May 31, 2012 is $6,276.  The balance owed to Mr. Richmond, CEO of the Company as of May 31, 2012 is $2,074.

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc. and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company is $16,000 for the year ended May 31, 2012 and $18,600 for the year ended May 31, 2011.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net  loss for the year ended May 31, 2012 of $16,820. The total accumulated deficit as of May 31, 2012 was $157,792. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note H. Subsequent Events

On June 29, 2012 the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934. The Administrative Proceeding File No 3-14932 listed the Company as being delinquent in its periodic filings.  A hearing was held on August 7, 2012.  The Company was told to file a brief in order to reach a settlement with the Securities and Exchange Commission over their enforcement action.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2012, and $7,550 for the fiscal year ended May 31, 2011.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2012, and $0 for the fiscal year ended May 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB) (1)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB) (1)
3.3	Articles of Amendment to Articles of Incorporation. Changing name of Corporation to Green Energy Group, Inc. dated February 28, 2011.
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal.com to provide legal analysis for their "spin-off" share issuance. (2)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (2)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (2)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (2)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (2)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom. (2)
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (2)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (2)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (2)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (2)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (2)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (2)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (2)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (2)
101.xml	XBRL Document ecec-20120531.xml (3)
101.xsd	XBRL Schema Document ecec-20120531.xsd
101.def	XBRL Definition Linkbase Document ecec-20120531_def.xml
101.lab	XBRL Labels Linkbase Document ecec-20120531_lab.xml
101.pre	XBRL Presentation Linkbase Document ecec-20120531_pre.xml

(1) Incorporated by reference to the Company's original Registration Statement on Form 10 SB-1, Registration 33-96638-A, filed on September 6, 1995.

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001000459-10-000003)

(3) Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on August 13, 2012.

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

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	August 13, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	August 13, 2012